Form 10-Q
period 1993-11-30
KING WORLD PRODUCTIONS INC
filed 1994-01-06
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1993

           [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934
               For the Transition period from _________ to _________

                          Commission File Number 1-9244

                          KING WORLD PRODUCTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                           13-2565808
- -------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)




          1700 Broadway
        New York, New York                                               10019
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:  212 315-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X       No
                                                     ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 37,342,319 shares outstanding as of January 4, 1994.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                                    November 30,              August 31,
                                                                        1993                     1993
                                                                    ------------              ----------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .            $329,521                  $300,219
   Accounts receivable (net of
      allowance for doubtful accounts
      of $4,262 and $4,212 at
      November 30, 1993 and August 31,
      1993, respectively) . . . . . . . . . . . . . . . .             165,686                   101,667
   Producer loans, advances and
      deferred costs  . . . . . . . . . . . . . . . . . .              18,008                    25,600
   Other current assets   . . . . . . . . . . . . . . . .                 254                       235
                                                                     --------                  --------
      Total current assets  . . . . . . . . . . . . . . .             513,469                   427,721
                                                                     --------                  --------

LONG-TERM INVESTMENTS, at cost,
   which approximates market    . . . . . . . . . . . . .             100,229                    84,270
                                                                     --------                  --------

LONG-TERM ACCOUNTS RECEIVABLE (net of
   unamortized discount of $66
   and $79 at November 30, 1993 and
   August 31, 1993, respectively)   . . . . . . . . . . .                 640                       576
                                                                     --------                  --------

FIXED ASSETS, at cost . . . . . . . . . . . . . . . . . .              10,110                    10,384
  Less - accumulated depreciation
      and amortization  . . . . . . . . . . . . . . . . .              (8,742)                   (8,573)
                                                                     --------                  --------
                                                                        1,368                     1,811
                                                                     --------                  --------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .              21,166                    21,168
                                                                     --------                  --------

                                                                     $636,872                  $535,546
                                                                     ========                  ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                    November 30,             August 31,
                                                                        1993                    1993
                                                                    ------------             ----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and
     accrued liabilities  . . . . . . . . . . . . . . . .             $ 14,830                $  7,832
   Payable to producers and others  . . . . . . . . . . .              141,933                 109,016
   Income taxes payable:
        Current . . . . . . . . . . . . . . . . . . . . .               24,589                  13,559
        Deferred  . . . . . . . . . . . . . . . . . . . .               21,234                  10,966
                                                                      --------                --------
           Total current liabilities  . . . . . . . . . .              202,586                 141,373
                                                                      --------                --------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     5,000,000 shares authorized,
     none issued  . . . . . . . . . . . . . . . . . . . .                   --                      --
   Common stock, $.01 par value;
     75,000,000 shares autho-
     rized, 49,549,113 shares
     and 49,505,363 shares issued
     at November 30, 1993 and
     August 31, 1993, respectively  . . . . . . . . . . .                  495                     495
   Paid in capital  . . . . . . . . . . . . . . . . . . .               78,038                  76,647
   Retained earnings  . . . . . . . . . . . . . . . . . .              615,761                 577,039
   Treasury stock, at cost; 12,207,794
     shares at November 30, 1993 and
     August 31, 1993  . . . . . . . . . . . . . . . . . .             (260,008)               (260,008)
                                                                      --------                --------
                                                                       434,286                 394,173
                                                                      --------                --------
                                                                      $636,872                $535,546
                                                                      ========                ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                    November 30,
                                                                          ----------------------------------
                                                                            1993                      1992
                                                                          --------                  --------
                                                                                 (Dollars in thousands
                                                                                 except per share data)
REVENUES  . . .   . . . . . . . . . . . . . . . . . . . .                 $193,045                 $169,714
                                                                          --------                 --------

EXPENSES:
   Producers fees, programming
       and other direct
       operating costs  . . . . . . . . . . . . . . . . .                  111,843                   93,823
   Selling, general and
       administrative expenses  . . . . . . . . . . . . .                   22,939                   18,157
                                                                          --------                 --------
                                                                           134,782                  111,980
                                                                          --------                 --------

     Income from operations   . . . . . . . . . . . . . .                   58,263                   57,734

INTEREST AND DIVIDEND INCOME  . . . . . . . . . . . . . .                    3,200                    3,380
                                                                          --------                 --------

       Income before provision
          for income taxes  . . . . . . . . . . . . . . .                   61,463                   61,114

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . .                   22,741                   22,612
                                                                          --------                 --------

       Net income . . . . . . . . . . . . . . . . . . . .                 $ 38,722                 $ 38,502
                                                                          ========                 ========


PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . .                 $   1.02                 $    .98
                                                                          ========                 ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                  Three Months Ended
                                                                                     November 30,
                                                                          ----------------------------------
                                                                            1993                      1992
                                                                          --------                  --------
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income    . . . . . . . . . . . . . . . . . . . . .                 $ 38,722                 $ 38,502
    Items not affecting cash:
      Depreciation and amortization . . . . . . . . . . .                      169                      214
      Provision for doubtful accounts . . . . . . . . . .                       50                      125
      Amortization of deferred
         compensation . . . . . . . . . . . . . . . . . .                       --                      692
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .                  (64,117)                 (45,875)
      Producer loans, advances and
        deferred costs  . . . . . . . . . . . . . . . . .                    7,592                    7,859
      Accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . .                    6,998                    2,307
      Payable to producers and others . . . . . . . . . .                   32,917                   15,069
      Income taxes payable  . . . . . . . . . . . . . . .                   21,298                    4,768
      Other, net  . . . . . . . . . . . . . . . . . . . .                      287                      492
                                                                          --------                 --------
  Net cash provided by operating
      activities  . . . . . . . . . . . . . . . . . . . .                   43,916                   24,153
                                                                          --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments       . . . . . . . . . . . . .                  (15,959)                 (25,364)
  Additions to fixed assets . . . . . . . . . . . . . . .                      (46)                     (99)
                                                                          --------                  -------
  Net cash used in investing activities . . . . . . . . .                  (16,005)                 (25,463)
                                                                          --------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock  . . . . . . . . . . . . . . . . . . . .                    1,391                    3,385
                                                                          --------                 --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .                   29,302                    2,075
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . .                  300,219                  311,082
                                                                          --------                 --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . .                 $329,521                 $313,157
                                                                          ========                 ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Summary of significant accounting policies

Principles of consolidation

                 The accompanying consolidated financial statements include the accounts of King World Productions, Inc. ("King World") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World and its subsidiaries.

                 As a result of a financial restructuring effected in August 1992, Buffalo Broadcasting Co. Inc. ("Buffalo"), formerly a wholly-owned subsidiary of the Company, has been deconsolidated from the financial statements of the Company as of August 4, 1992. As a result of such deconsolidation, the Company now operates in only one business segment, television programming.

                 The unaudited consolidated financial statements for the three months ended November 30, 1993 have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1993 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1993 balances presented herein have been derived.

                 The results of operations for the three months ended November 30, 1993 are not necessarily indicative of the results of operations for the full year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition". The unaudited consolidated financial statements presented herein include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period.

Principal properties

                 The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


and distributed by the Company. The Oprah Winfrey Show accounted for approximately 46% and 43% of revenues for the three months ended November 30, 1993 and 1992, respectively; Wheel of Fortune accounted for approximately 20% and 23% of revenues, respectively, for such periods; Jeopardy! accounted for approximately 15% and 17% of revenues, respectively, for such periods; and Inside Edition accounted for approximately 7% of revenues for each such period.

Stockholders' equity

                 Primary earnings per share has been computed using the weighted average number of common shares outstanding of 38,111,000 and 39,161,000, respectively, for the three months ended November 30, 1993 and 1992, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of the period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

Supplemental cash flow information

                 Income taxes paid approximated $1.2 million and $14.4 million for the three months ended November 30, 1993 and 1992, respectively.

Item 2.          Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1993 AND 1992

                 For the three months ended November 30, 1993, the Company's revenues increased by approximately 14%, primarily due to increased cash license fees from The Oprah Winfrey Show and the introduction in the 1993-1994 broadcast season of two new shows, American Journal and The Les Brown Show (both produced and distributed by the Company). Revenues from Wheel of Fortune, Jeopardy! and Inside Edition in the first quarter of fiscal 1994 were comparable to the first quarter of fiscal 1993, notwithstanding a smaller number of shows produced during the current period, reflecting higher revenues on a per show basis.

                 The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 46%, 20%, 15% and 7%, respectively, of the Company's revenues for the three months ended November 30, 1993, compared to 43%, 23%, 17% and 7%, respectively, for the corresponding period of the previous year. American Journal and The Les Brown Show each accounted for approximately 3% of the Company's revenues for the three months ended November 30, 1993. The Company has announced the cancellation of The Les Brown Show effective January 14, 1994. The Company has commenced production of Rolonda, a new talk show starring the television journalist Rolonda Watts, which is scheduled to premiere in first-run strip syndication on January 17, 1994.

                 License fees for first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is produced and becomes available for its first broadcast (even though the particular show may not be broadcast by a television station for several months). The Company receives a portion of such license fees in the form of retained advertising time, which is sold to advertisers by Camelot Entertainment Sales, Inc., a wholly-owned subsidiary of the Company. Such revenues are recognized when the time is sold pursuant to noncancelable agreements and as the shows on which the advertising is to be aired are produced and become available for broadcast, in amounts adjusted for expected ratings. Because quarterly variations in the production of first-run television programs distributed by the Company have an effect on the Company's revenues and related costs from quarter to quarter, comparisons of the quarterly results of operations are not necessarily indicative of longer term trends in the Company's business.

                 Producers fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable to producers and talent; and production and distribution costs for first-run syndicated programming. The share of license fees payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

                Producers fees, programming and other direct operating costs increased by 19% for the three months ended November 30, 1993, primarily as a result of the higher level of revenue generated by The Oprah Winfrey Show (of which the producer is entitled to a greater percentage in the 1993-1994 broadcast season compared with the prior season) as well as increased production costs associated with the introduction of American Journal and The Les Brown Show.

                Selling, general and administrative expenses for the three months ended November 30, 1993 increased by approximately 26% compared with the three months ended November 30, 1992 primarily as a result of increased advertising and promotion costs associated with the introduction of American Journal and The Les Brown Show. (During the first quarter of fiscal 1993, no new shows were introduced.) The introduction of Rolonda in the second quarter of fiscal 1994 is expected to result in additional advertising and promotion expenditures during the remaining three quarters of fiscal 1994.

                In December 1993,the Company entered into new employment agreements with its four highest paid executive officers. The agreements provide, among other things, for bonuses that are intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended). The payment of such bonuses is contingent upon the Company's achieving specified performance goals, including, in certain cases, specified target prices for the Company's Common Stock during preestablished measument periods. As a result, the Company's compensation expense will increase if the Common Stock price exceeds the specified targets during the applicable measurement periods.

                In the quarter ended November 30, 1993, the Company's operating income and net income increased by approximnately 1% compared to the corresponding period of the prior year. Primary earnings per share increased by approximately 4% as a result of the smaller number of shares outstanding in the November 30, 1993 period.

                Because quarterly variations in the production of first run television programs distributed by the Company have an effect on the Company's revenues and related costs from quarter to quarter, the Company believes that the twelve-month cumulative results of its operations may be helpful in evaluating its ongoing financial performance. The following table sets forth selected financial data derived from the Company's consolidated statements of income for the twelve months ended November 30, 1993 and 1992, respectively (dollars in thousands, except per share data):

                                                                      Twelve Months Ended
                                                                          November 30,
                                                                    -----------------------
                                                                      1993           1992
                                                                    --------       --------
                                                                          (Unaudited)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .           $497,643       $473,842
Net income  . . . . . . . . . . . . . . . . . . . . . . .            102,156         96,821
Primary earnings per share  . . . . . . . . . . . . . . .               2.68           2.48

                 The results of operations of Buffalo through August 4, 1992 are included in net income for the twelve months ended November 30, 1992, which had the effect of decreasing primary earnings per share by $.16 for the period. Revenues for the twelve months ended November 30, 1992 have been restated to give effect to the deconsolidation of Buffalo from King World, and therefore exclude the revenues of Buffalo.

                 The Company's results of operations are highly dependent upon the viewing preferences of television audiences and the Company's ability to acquire distribution rights to, or itself produce, television programming that achieves broad and enduring audience acceptance. The success of the Company's programming could be significantly affected by changes in viewer preferences or the unavailability of new programming or talent. Moreover, the amount of revenue derived from the sale of retained advertising time is dependent upon a large number of factors, such as household ratings, the demographic composition of the viewing audience, and economic conditions generally and in the advertising business in particular. In the recent past, the advertising market has been somewhat depressed, although conditions generally improved in fiscal 1993 compared to fiscal 1992 and the improvement has continued into the first quarter of fiscal 1994. Such factors also have an impact on the amount of cash license fees the Company receives from its programming and, for some programming, the rates for the current broadcast season and subsequent seasons for which the programming has been renewed are generally somewhat lower than license fee rates for past seasons. Unless this effect is offset by increased license fees from the Company's other existing programming and from newly acquired or newly produced programming, the Company's operating results will be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

                 The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. In the past, King World has attempted in many instances to reduce its capital commitment to new programming by developing new programs and series through partnerships and joint ventures and by test marketing newly developed programs prior to making significant commitments to the funding of production costs.

                 As a result of these strategies and the success of its existing syndication properties, to date, King World has funded substantially all programming acquisition, development and production costs and advances from its operations.

                 Notwithstanding the Company's efforts to limit its risk, the distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and is obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generated by the series in such periods. Such loan is repayable in two equal installments of $8,625,000 on July 1, 1994 and July 1, 1995. The Company believes, based on sales of The Oprah Winfrey Show to date, that revenues from the series will be sufficient to cover such minimum amounts and to enable Harpo to repay the loan. In addition, Harpo is entitled to greater participation fees in the 1993-1994 broadcast season as compared to past seasons but its participation percentage will remain unchanged thereafter under the agreement currently in effect.

                 As King World has developed and produced its own programming for syndication, it has assumed a greater portion of the risk associated with the introduction of a new series. The introduction of The Les Brown Show and American Journal in the 1993-1994 broadcast season, and Rolonda, which is scheduled to premiere in first-run syndication on January 17, 1994, has required the expenditure by King World of substantial amounts to fund development, production and promotion costs. The Company intends to fund such costs out of its internal cash resources.

                 From time to time, the Company has used cash reserves and/or borrowed funds to make acquisitions of and investments in broadcast and related properties in the entertainment field, to repurchase shares of its Common Stock and to fund development and production of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so.

                 On December 18, 1992, the Company purchased an aggregate 2,252,000 shares of Common Stock from certain executive officers of the Company at a price per share of $32.50, the closing price of the Common Stock on the New York Stock Exchange on December 17, 1992. The aggregate consideration paid by the Company to such officers (net of the proceeds from option exercises) was approximately $47.1 million. Such purchases were financed out of the Company's available cash and liquid investments. Also on December 18, 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Under such program, the Company purchased an aggregate 765,200 shares of Common Stock in open market transactions in the fiscal year ended August 31, 1993, for an aggregate consideration of approximately $24.8 million, or an average price of approximately $32.40 per share. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

PART II - OTHER INFORMATION

    None.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         KING WORLD PRODUCTIONS, INC.



                                         By:   /s/ Jeffrey E. Epstein
                                             ----------------------------------
                                             Jeffrey E. Epstein
                                             As Chief Financial Officer
                                             and on behalf of the Registrant

January 6, 1994