Form 10-Q
period 1994-02-28
KING WORLD PRODUCTIONS INC
filed 1994-04-13
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 1994

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ----- to --------

                         Commission File Number 1-9244
                         -----------------------------

                         KING WORLD PRODUCTIONS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                              13-2565808
- -------------------------------      -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)



          1700 Broadway
        New York, New York                                             10019
- ----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:  212 315-4000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,944,319 shares outstanding as of April 8, 1994.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                                    February 28,              August 31,
                                                                        1994                     1993
                                                                    ------------              ----------
                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .            $378,604                 $300,219
   Accounts receivable (net of
     allowance for doubtful accounts
     of $4,312 and $4,212 at
     February 28, 1994 and August 31,
     1993, respectively)  . . . . . . . . . . . . . . . .             168,079                  101,667
   Producer loans, advances and
     deferred costs   . . . . . . . . . . . . . . . . . .              15,611                   25,600
   Other current assets   . . . . . . . . . . . . . . . .                 228                      235
                                                                     --------                 --------
      Total current assets  . . . . . . . . . . . . . . .             562,522                  427,721
                                                                     --------                 --------

LONG-TERM INVESTMENTS, at cost,
      which approximates market   . . . . . . . . . . . .              78,508                   84,270
                                                                     --------                 --------

LONG-TERM ACCOUNTS RECEIVABLE (net of
   unamortized discount of $55
   and $79 at February 28, 1994 and
   August 31, 1993, respectively)   . . . . . . . . . . .                 609                      576
                                                                     --------                 --------

FIXED ASSETS, at cost . . . . . . . . . . . . . . . . . .              10,215                   10,384
  Less - accumulated depreciation
    and amortization  . . . . . . . . . . . . . . . . . .              (8,814)                  (8,573)
                                                                     --------                 --------
                                                                        1,401                    1,811
                                                                     --------                 --------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .              20,631                   21,168
                                                                     --------                 --------

                                                                     $663,671                 $535,546
                                                                     ========                 ========





         The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                    February 28,              August 31,
                                                                        1994                     1993
                                                                    ------------              ----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and
         accrued liabilities  . . . . . . . . . . . . . .              $ 21,460                 $  7,832
   Payable to producers and others  . . . . . . . . . . .               139,294                  109,016
   Income taxes payable:
            Current . . . . . . . . . . . . . . . . . . .                21,334                   13,559
            Deferred  . . . . . . . . . . . . . . . . . .                22,566                   10,966
                                                                       --------                 --------
               Total current liabilities. . . . . . . . .               204,654                  141,373
                                                                       --------                 --------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
         5,000,000 shares authorized,
         none issued  . . . . . . . . . . . . . . . . . .                    --                       --
   Common stock, $.01 par value;
         75,000,000 shares autho-
         rized, 49,553,213 shares
         and 49,505,363 shares issued
         at February 28, 1994 and
         August 31, 1993, respectively  . . . . . . . . .                   495                      495
   Paid in capital  . . . . . . . . . . . . . . . . . . .                78,482                   76,647
   Retained earnings  . . . . . . . . . . . . . . . . . .               640,048                  577,039
   Treasury stock, at cost; 12,207,794
         shares at February 28, 1994 and
         August 31, 1993. . . . . . . . . . . . . . . . .              (260,008)                (260,008)
                                                                       --------                 --------
                                                                        459,017                  394,173
                                                                       --------                 --------
                                                                       $663,671                 $535,546
                                                                       ========                 ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                    Three Months Ended             Six Months Ended
                                       February 28,                   February 28,
                                   --------------------           -------------------
                                     1994        1993               1994       1993
                                   --------    --------           --------   --------
                                             (Dollars in thousands)
REVENUES.......................    $137,138    $113,079           $330,182   $282,793
                                   --------    --------           --------   --------
EXPENSES:
  Producers fees, programming
    and other direct
    operating costs............      81,297      62,080            193,140    155,902
  Selling, general and
    administrative expenses....      19,771      14,370             42,710     32,529
                                   --------    --------           --------   --------
                                    101,068      76,450            235,850    188,431
                                   --------    --------           --------   --------

    Income from operations.....      36,070      36,629             94,332     94,362

INTEREST AND
  DIVIDEND INCOME..............       3,167       2,368              6,368      5,749
                                   --------    --------           --------   --------

    Income before provision
      for income taxes.........      39,237      38,997            100,700    100,111

PROVISION FOR INCOME TAXES.....      14,950      14,944             37,691     37,556
                                   --------    --------           --------   --------

    Net income.................    $ 24,287    $ 24,053           $ 63,009   $ 62,555
                                   ========    ========           ========   ========


PRIMARY EARNINGS PER
  SHARE........................    $    .64    $    .62           $   1.65   $   1.62
                                   ========    ========           ========   ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                          February 28,
                                                                                       -----------------
                                                                                         1994        1993
                                                                                      --------    --------
                                                                                       (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 63,009      $ 62,555
         Items not affecting cash:
            Depreciation and amortization . . . . . . . . . . . . . . . . .               241           873
            Provision for doubtful accounts . . . . . . . . . . . . . . . .               100           250
            Noncurrent deferred income taxes  . . . . . . . . . . . . . . .                --         1,364
            Amortization of deferred compensation . . . . . . . . . . . . .                58         1,377
         Change in assets and liabilities:
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . .           (66,520)      (49,647)
            Producer loans, advances and
               deferred costs   . . . . . . . . . . . . . . . . . . . . . .             9,989        10,828
            Accounts payable and accrued
               liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            13,628         2,073
            Payable to producers and others . . . . . . . . . . . . . . . .            30,278        18,693
            Income taxes payable  . . . . . . . . . . . . . . . . . . . . .            19,375        (8,123)
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .               837           683
                                                                                     --------      --------
     Net cash provided by operating activities  . . . . . . . . . . . . . .            70,995        40,926
                                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in investments . . . . . . . . . . . . . . . . . .             5,762       (30,231)
     Additions to fixed assets  . . . . . . . . . . . . . . . . . . . . . .              (150)         (881)
                                                                                     --------      --------
     Net cash provided by
       (used in) investing activities . . . . . . . . . . . . . . . . . . .             5,612       (31,112)
                                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .           1,778        35,353
     Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . .              --       (73,190)
                                                                                     --------      --------
     Net cash provided by (used in)
        financing activities  . . . . . . . . . . . . . . . . . . . . . . . .           1,778       (37,837)
                                                                                     --------      --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . . . .            78,385       (28,023)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           300,219       311,082
                                                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END
     OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $378,604      $283,059
                                                                                     ========      ========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


(1)      Summary of significant accounting policies

Principles of consolidation

                 The accompanying consolidated financial statements include the accounts of King World Productions, Inc. ("King World") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World and its subsidiaries.

                 The unaudited consolidated financial statements for the three months and six months ended February 28, 1994 have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1993 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1993 balances presented herein have been derived.

                 The results of operations for the three months and six months ended February 28, 1994 are not necessarily indicative of the results of operations for the full year. The unaudited consolidated financial statements presented herein include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods.

Principal properties

                 The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 40% and 42% of revenues for the six months ended February 28, 1994 and 1993, respectively; Wheel of Fortune accounted for approximately 18% and 21% of revenues, respectively, for such periods; Jeopardy! accounted for approximately 20% and 21% of revenues, respectively, for such periods; and Inside Edition accounted for approximately 7% and 8% of revenues, respectively, for such periods.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



Stockholders' equity

                 Primary earnings per share has been computed using the weighted average number of common shares outstanding of 38,096,000 and 38,555,000 shares, respectively, for the three months ended February 28, 1994 and 1993, and 38,097,000 and 38,559,000 shares, respectively, for the six months ended February 28, 1994 and 1993, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of the period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

                 On December 18, 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal year ended August 31, 1993, an aggregate 765,200 shares of Common Stock were repurchased in open market transactions for an aggregate consideration of approximately $24.8 million. No such repurchases were made in the six months ended February 28, 1994. Between March 22, 1994 and March 30, 1994, the Company purchased an aggregate 403,100 shares of Common Stock under such program in open market transactions for an aggregate consideration of approximately $15.7 million, which represented an average price of $39 per share.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1994 AND 1993

                 For the three months ended February 28, 1994, the Company's revenues increased by approximately 21% compared to the second quarter of fiscal 1993. The increase was primarily due to the introduction of three new shows produced and distributed by the Company: American Journal and The Les Brown Show, which debuted in September 1993, and Rolonda, which debuted in January 1994. The Les Brown Show was canceled in January 1994. To a lesser extent, such increase reflected increased cash license fees from Wheel of Fortune and Jeopardy!, primarily due to a greater number of shows produced in the period. Revenues from The Oprah Winfrey Show and Inside Edition in the second quarter of fiscal 1994 were comparable to the second quarter of fiscal 1993, notwithstanding a smaller number of shows produced during the current period, reflecting higher revenues on a per show basis. The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 31%, 16%, 27% and 8%, respectively, of the Company's revenues for the three months ended February 28, 1994, compared to 40%, 17%, 26% and 9%, respectively, for the corresponding period of the prior year. American Journal, Rolonda and The Les Brown Show accounted for 5%, 3% and 1%, respectively, of the Company's revenues for the three months ended February 28, 1994.

                 The Company's revenues for the six months ended February 28, 1994 increased by approximately 17% from the corresponding period of the prior year. Such increases were due to the introduction of new shows, as discussed above, and increased cash license fees from The Oprah Winfrey Show in the first quarter of fiscal 1994, reflecting higher license fees per show for the 1993-1994 broadcast season and a greater number of shows produced in the first quarter. The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 40%, 18%, 20% and 7%, respectively, of the Company's revenues for the six months ended February 28, 1994, compared to 42%, 21%, 21% and 8%, respectively, for the corresponding period of the prior year. American Journal, Rolonda and The Les Brown Show accounted for 4%, 1% and 2%, respectively, of the Company's revenues for the six months ended February 28, 1994.

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

                 Producers fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; and production and distribution costs for first-run syndicated programming. The share of license fees payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

                 Producers fees, programming and other direct operating costs increased by 31% and 24%, respectively, for the three months and six months ended February 28, 1994, primarily as a result of increased production costs associated with the introduction of American Journal, The Les Brown Show and Rolonda. In the three months ended February 28, 1994, such costs also increased due to greater revenues from Wheel of Fortune and Jeopardy!, a portion of which is payable to the producer of such programming. In addition, in the six months ended February 28, 1994, such costs increased as a result of the higher level of revenue generated by The Oprah Winfrey Show (of which the producer is entitled to a greater percentage in the 1993-1994 broadcast season compared with the prior season).

                 Selling, general and administrative expenses for the three and six months ended February 28, 1994 increased by approximately 38% and 31%, respectively, compared with the corresponding periods of the prior year. Such increases primarily resulted from increased advertising and promotion costs associated with the introduction of American Journal, The Les Brown Show and Rolonda. (During the corresponding period of fiscal 1993, no new shows were introduced.) The Company expects that continued advertising and promotional efforts for American Journal and

Rolonda will result in additional expenditures during the remaining half of fiscal 1994.

                 In December 1993, the Company entered into new employment agreements with its four highest paid executive officers. The agreements provide, among other things, for bonuses that are intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended). The payment of such bonuses is contingent upon the Company's achieving specified performance goals, including, in certain cases, specified target prices for the Company's Common Stock during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Common Stock price exceeds the specified target prices during the applicable measurement periods. The first measurement date for such bonuses is August 31, 1994.

                 Due to the factors discussed above, the Company's operating income for the three months and six months ended February 28, 1994 was comparable to the corresponding periods of the prior year. Reflecting slightly higher interest income generated by increased investments, net income increased by approximately 1% for the three months and six months ended February 28, 1994. Primary earnings per share increased by approximately 3% and 2%, respectively, in the three months and six months ended February 28, 1994 as a result of increased net income and the smaller number of shares outstanding.

                 Because quarterly variations in the production of first run television programs distributed by the Company have an effect on the Company's revenues and related costs from quarter to quarter, the Company believes that the twelve-month cumulative results of its operations may be helpful in evaluating its ongoing financial performance. The following table sets forth selected financial data derived from the Company's consolidated statements of income for the twelve months ended February 28, 1994 and 1993, respectively (dollars in thousands, except per share data):

                                                                      Twelve Months Ended
                                                                          February 28,
                                                                    -----------------------
                                                                      1994           1993
                                                                    --------       --------
                                                                          (Unaudited)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .           $521,701       $466,236
Net income  . . . . . . . . . . . . . . . . . . . . . . .            102,390         99,598
Primary earnings per share  . . . . . . . . . . . . . . .               2.68           2.57

                 As a result of a financial restructuring effected in August 1992, Buffalo Broadcasting Co. Inc., formerly a wholly-owned subsidiary of the Company ("Buffalo"), was deconsolidated from the financial statements of the Company as of August 4, 1992. The results of operations of Buffalo through August 4, 1992 are included in net income for the twelve months ended February 28, 1993, which had the effect of decreasing primary earnings per share by $.09 for the period. Revenues for the twelve months ended February 28, 1993 have been restated to give effect to the deconsolidation of Buffalo from King World, and therefore exclude the revenues of Buffalo.

                 The Company's results of operations are highly dependent upon the viewing preferences of television audiences and the Company's ability to acquire distribution rights to, or itself produce, television programming that achieves broad and enduring audience acceptance. The success of the Company's programming could be significantly affected by changes in viewer preferences or the unavailability of new programming or talent. Moreover, the amount of revenue derived from the sale of retained advertising time is dependent upon a large number of factors, such as household ratings, the demographic composition of the viewing audience, and economic conditions generally and in the advertising business in particular. In the recent past, the advertising market has been somewhat depressed, although conditions generally improved in fiscal 1993 compared to fiscal 1992 and the improvement has continued into the first half of fiscal 1994. Such factors also have an impact on the amount of cash license fees the Company receives from its programming and, for some programming, the rates for the current broadcast season and subsequent seasons for which the programming has been renewed are generally somewhat lower than license fee rates for past seasons. Unless this effect is offset by increased license fees from the Company's other existing programming and from newly acquired or newly produced programming, the Company's operating results will be adversely affected.

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

                 Notwithstanding the Company's efforts to limit its risk, the distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and is obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generated by the series in such periods. Such loan is repayable in two equal installments of $8,625,000 on July 1, 1994 and July 1, 1995. The Company believes, based on sales of The Oprah Winfrey Show to date, that revenues from the series will be sufficient to cover such minimum amounts and to enable Harpo to repay the loan. In addition, Harpo is entitled to greater participation fees in the 1993-1994 broadcast season as compared to past seasons.

                 On March 17, 1994, the Company and Harpo announced that they had entered into an extension and modification of their existing distribution agreement relating to the distribution of The Oprah Winfrey Show in the 1995-1996 through the 1999-2000 television seasons. Under the terms of the modified agreement, the Company has been granted the exclusive right and has agreed to distribute The Oprah Winfrey Show in first-run syndication in domestic television markets and in international television markets, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. The modified agreement, among other things, establishes the production fees payable to Harpo in each of the subject seasons and commits the Company to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, will be substantially higher than those currently in effect. In addition, in the 1997- 1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. In connection with the extension of its agreement with Harpo, the Company paid Harpo a $60,000,000 advance against Harpo's profit participation for the 1995-1996 broadcast season. For more information regarding the extension of the Company's contract with Harpo, reference is made to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 1994.

                 As King World has developed and produced its own programming for syndication, it has assumed a greater portion of the risk associated with the introduction of a new series. The introduction of American Journal and The Les Brown Show in the 1993-1994 broadcast season, and Rolonda, which premiered in first-run syndication in January 1994, has required the expenditure by King World of substantial amounts to fund development, production and promotion costs. The Company has funded and intends to continue to fund such costs out of its internal cash resources.

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

                 In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal year ended August 31, 1993, an aggregate 765,200 shares of Common Stock were repurchased in open market transactions for an aggregate consideration of approximately $24.8 million. No such repurchases were made in the six months ended February 28, 1994. Between March 22, 1994 and March 30, 1994, the Company purchased an aggregate 403,100 shares of Common Stock under such program in open market transactions for an aggregate consideration of approximately $15.7 million, which represented an average price of $39 per share. Such purchases were financed, and any additional purchases under the stock repurchase program are to be financed, out of the Company's available cash and liquid investments. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

                 As of February 28, 1994, the Company's accounts receivable amounted to approximately $168.7 million (net of allowance for doubtful accounts and unamortized discount to present value), substantially all of which was due within one year. Based on its past experience and current expectations, the Company maintains an allowance for doubtful accounts which was approximately $4.3 million at February 28, 1994.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 At the Company's 1994 annual meeting of stockholders, held on January 24, 1994, an aggregate 26,793,547 shares of Common Stock were present in person or by proxy. Votes cast for and against, abstentions and broker non-votes for the matters submitted to a vote of security-holders were as follows:

                 (i)  ELECTION OF DIRECTORS:

                                                   Authority
                               Votes               to Vote
Nominee                         For                Withheld
- -------                        -----               --------
Michael King                 26,376,457            417,090

Roger King                   26,376,457            417,090

Richard King                 26,376,779            416,768


                 (ii) ADOPTION OF KING WORLD PRODUCTIONS, INC. AMENDED AND RESTATED STOCK OPTION AND RESTRICTED STOCK PURCHASE PLAN:

Votes                      Votes                                              Broker
 For                      Against                  Abstentions               Non-Votes
- -----                     -------                  -----------               ---------
24,332,171                2,417,310                   44,066                    --

                 (iii) APPROVAL OF PERFORMANCE BASED COMPENSATION ARRANGEMENTS WITH THE COMPANY'S FIVE HIGHEST-PAID EXECUTIVE OFFICERS:

                 (a) Performance based compensation arrangements of Michael King:

Votes                      Votes                                              Broker
 For                      Against          Abstentions                       Non-Votes
- -----                     -------          -----------                       ---------
22,389,553                893,923            160,939                         3,349,132

                 (b)  Performance based compensation arrangements of Roger King:

Votes                      Votes                                              Broker
 For                      Against          Abstentions                       Non-Votes
- -----                     -------          -----------                       ---------
22,382,835                893,927            167,653                         3,349,132

                 (c) Performance based compensation arrangements of Stephen W. Palley:




Votes                      Votes                                              Broker
 For                      Against          Abstentions                       Non-Votes
- -----                     -------          -----------                       ---------
22,401,044                881,814            161,557                         3,349,132

                 (d) Performance based compensation arrangements of Steven R. Hirsch:

Votes                      Votes                                              Broker
 For                      Against          Abstentions                       Non-Votes
- -----                     -------          -----------                       ---------
22,417,087                865,812            161,516                         3,349,132

                 (e) Performance based compensation arrangements of Jeffrey E. Epstein:

Votes                      Votes                                              Broker
 For                      Against          Abstentions                       Non-Votes
- -----                     -------          -----------                       ---------
22,414,578                869,523            160,314                         3,349,132

                 (iv) APPOINTMENT OF ARTHUR ANDERSEN & CO. AS AUDITORS FOR THE FISCAL YEAR ENDING AUGUST 31, 1994:

Votes                      Votes                                               Broker
 For                      Against          Abstentions                       Non-Votes
- -----                     -------          -----------                       ---------
26,767,308                 13,217             13,022                             --

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           KING WORLD PRODUCTIONS, INC.



                                         By:  /s/ Jeffrey E. Epstein
                                              --------------------------------
                                              Jeffrey E. Epstein
                                              As Chief Financial Officer
                                              and on behalf of the Registrant

April 13, 1994