Form 10-Q
period 1994-05-31
KING WORLD PRODUCTIONS INC
filed 1994-07-07
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               / X /  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 1994

            /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ------ to -------

                         Commission File Number 1-9244


                          KING WORLD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)




            Delaware                                   13-2565808
- - -------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



          1700 Broadway
        New York, New York                                10019
- - ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)




Registrant's telephone number, including area code:  212 315-4000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.              Yes   X     No
                                                           -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,957,069 shares outstanding as of July 1, 1994.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                                                               May 31,                August 31,
                                                                                                1994                     1993
                                                                                            ------------              ----------
                                                                                            (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .               $320,234                 $300,219
         Accounts receivable (net of
            allowance for doubtful accounts
            of $4,362 and $4,212 at
            May 31, 1994 and August 31,
            1993, respectively) . . . . . . . . . . . . . . . . . . . . . . . .                137,492                  101,667
         Producer loans, advances and
           deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11,513                   25,600
         Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .                    496                      235
                                                                                              --------                 --------
               Total current assets   . . . . . . . . . . . . . . . . . . . . .                469,735                  427,721
                                                                                              --------                 --------

LONG-TERM INVESTMENTS, at cost,
            which approximates market   . . . . . . . . . . . . . . . . . . . .                 77,122                   84,270
                                                                                              --------                 --------

LONG-TERM ACCOUNTS RECEIVABLE (net of
         unamortized discount of $41
         and $79 at May 31, 1994 and
         August 31, 1993, respectively) . . . . . . . . . . . . . . . . . . . .                    395                      576
                                                                                              --------                 --------

FIXED ASSETS, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10,316                   10,384
         Less - accumulated depreciation
           and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .                 (8,940)                  (8,573)
                                                                                             ---------                 --------
                                                                                                 1,376                    1,811
                                                                                             ---------                 --------

OTHER ASSETS:
         Producer loans and advances  . . . . . . . . . . . . . . . . . . . . .                 74,125                   11,625
         Other non current assets . . . . . . . . . . . . . . . . . . . . . . .                  9,006                    9,543
                                                                                              --------                 --------

                                                                                                83,131                   21,168
                                                                                              --------                 --------

                                                                                              $631,759                 $535,546
                                                                                              ========                 ========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                                              May 31,                August 31,
                                                                                               1994                     1993
                                                                                           ------------              ----------
                                                                                            (Unaudited)
CURRENT LIABILITIES:
         Accounts payable and
            accrued liabilities . . . . . . . . . . . . . . . . . . . . . .                   $ 15,673                 $  7,832
         Payable to producers and others  . . . . . . . . . . . . . . . . .                    117,299                  109,016
         Income taxes payable:
               Current        . . . . . . . . . . . . . . . . . . . . . . .                     21,459                   13,559
               Deferred       . . . . . . . . . . . . . . . . . . . . . . .                     19,689                   10,966
                                                                                              --------                 --------
                    Total current liabilities   . . . . . . . . . . . . . .                    174,120                  141,373
                                                                                              --------                 --------


STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value;
            5,000,000 shares authorized,
            none issued       . . . . . . . . . . . . . . . . . . . . . . .                         --                       --
         Common stock, $.01 par value;
            75,000,000 shares autho-
            rized, 49,556,963 shares
            and 49,505,363 shares issued
            at May 31, 1994 and
            August 31, 1993, respectively . . . . . . . . . . . . . . . . .                        496                      495
         Paid in capital      . . . . . . . . . . . . . . . . . . . . . . .                     78,907                   76,647
         Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .                    659,559                  577,039
         Treasury stock, at cost; 12,760,894
           shares and 12,207,794 shares
           at May 31, 1994 and August 31,
           1993 respectively  . . . . . . . . . . . . . . . . . . . . . . .                   (281,323)                (260,008)
                                                                                              --------                 --------
                                                                                               457,639                  394,173
                                                                                              --------                 --------
                                                                                              $631,759                 $535,546
                                                                                              ========                 ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                    Three Months Ended                       Nine Months Ended
                                                                          May 31,                                  May 31,
                                                               -----------------------------            ---------------------------
                                                                 1994                 1993                1994               1993
                                                               --------             --------            --------           --------
                                                                                     (Dollars in thousands)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . .        $111,861             $ 87,939            $442,043           $370,732
                                                               --------             --------            --------           --------

EXPENSES:
  Producers fees, programming
    and other direct
    operating costs . . . . . . . . . . . . . . . . . .          65,664               46,981             258,804            202,883
  Selling, general and
    administrative expenses . . . . . . . . . . . . . .          18,264               14,092              60,974             46,620
                                                               --------             --------            --------           --------
                                                                 83,928               61,073             319,778            249,503
                                                               --------             --------            --------           --------

    Income from operations  . . . . . . . . . . . . . .          27,933               26,866             122,265            121,229

INTEREST AND
  DIVIDEND INCOME . . . . . . . . . . . . . . . . . . .           3,398                2,954               9,766              8,702
                                                               --------             --------            --------           --------

    Income before provision
      for income taxes  . . . . . . . . . . . . . . . .          31,331               29,820             132,031            129,931

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . .          11,820               11,171              49,511             48,727
                                                               --------             --------            --------           --------

    Net income  . . . . . . . . . . . . . . . . . . . .        $ 19,511             $ 18,649            $ 82,520           $ 81,204
                                                               ========             ========            ========           ========


PRIMARY EARNINGS PER
  SHARE . . . . . . . . . . . . . . . . . . . . . . . .        $   0.52             $   0.49            $   2.17           $   2.11
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

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                            Nine Months Ended
                                                                                                                  May 31,
                                                                                                      -----------------------------
                                                                                                        1994                 1993
                                                                                                      --------             --------
                                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 82,520             $ 81,204
   Items not affecting cash:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .                417                1,635
        Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . .                150                  375
        Noncurrent deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                 --                1,491
        Amortization of deferred compensation . . . . . . . . . . . . . . . . . . . . . . .                 87                2,077
   Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (35,747)             (13,128)
        Producer loans, advances and
          deferred costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (48,413)              11,780
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,841                 (270)
        Payable to producers and others . . . . . . . . . . . . . . . . . . . . . . . . . .              8,283               (3,281)
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,623               (8,003)
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                498                  718
                                                                                                      --------             --------
   Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . . .             32,259               74,598
                                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in investments . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,148              (28,782)
   Additions to fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (251)              (1,375)
                                                                                                      --------             --------
   Net cash provided by
      (used in) investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,897              (30,157)
                                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .              2,174               39,049
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (21,315)             (91,362)
                                                                                                      --------             --------
   Net cash used in
      financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (19,141)             (52,313)
                                                                                                      --------             --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,015               (7,872)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            300,219              311,082
                                                                                                      --------             --------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $320,234             $303,210
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

                          The unaudited consolidated financial statements for
the three months and nine months ended May 31, 1994 have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1993 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1993 balances presented herein have been derived.

                          The results of operations for the three months and
nine months ended May 31, 1994 are not necessarily indicative of the results of operations for the full year. The unaudited consolidated financial statements presented herein include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods.

Principal properties

                          The Company's principal properties are licenses to
distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 40% and 42% of revenues for the nine months ended May 31, 1994 and 1993, respectively; Wheel of Fortune accounted for approximately 19% and 22% of revenues, respectively, for such periods; Jeopardy! accounted for approximately 16% and 18% of revenues, respectively, for such periods; and Inside Edition accounted for approximately 8% and 9% of revenues, respectively, for such periods.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Stockholders' equity

                          Primary earnings per share has been computed using
the weighted average number of common shares outstanding of 37,662,000 and 38,113,000 shares, respectively, for the three months ended May 31, 1994 and 1993, and 37,986,000 and 38,426,000 shares, respectively, for the nine months ended May 31, 1994 and 1993, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of the period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

                          On December 18, 1992, the Company announced that the
Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal year ended August 31, 1993, an aggregate 765,200 shares of Common Stock were repurchased in open market transactions for an aggregate consideration of approximately $24.8 million, or an average price of approximately $32.40 per share. Between March 22, 1994 and May 10, 1994, the Company purchased an aggregate 553,100 shares of Common Stock under such program in open market transactions for an aggregate consideration of approximately $21.3 million, which represented an average price of approximately $38.50 per share. As of July 1, 1994, there were 681,700 shares available for repurchase under such program.

(2)              Producer loans and advances

                          On March 17, 1994, the Company and Harpo, Inc., the
producer of The Oprah Winfrey Show ("Harpo"), announced that they had entered into an extension and modification of their existing distribution agreement relating to the distribution of The Oprah Winfrey Show in the 1995-1996 through the 1999-2000 television seasons. Under the terms of the modified agreement, the Company has been granted the exclusive right and has agreed to distribute The Oprah Winfrey Show in first-run syndication in domestic television markets and in international television markets, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. In connection with such extension, the Company paid Harpo a $60,000,000 advance against Harpo's profit participation for the 1995-1996 broadcast season. Such advance will be recouped from the share of adjusted profits payable to Harpo for such season. The Company believes, based on sales of The Oprah Winfrey Show to date, that revenues from the series for such season will be sufficient to cover the recoupment of such advance.

Item 2.          Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1994 AND 1993

                          For the three months ended May 31, 1994, the
Company's revenues increased by approximately 27% compared to the third quarter of fiscal 1993. The increase was primarily due to the introduction of two new shows produced and distributed by the Company: American Journal, which debuted in September 1993, and Rolonda, which debuted in January 1994. Such increase also reflected increased cash license fees from The Oprah Winfrey Show, reflecting both higher license fees per show for the 1993-1994 broadcast season and a greater number of shows produced in the period. The Oprah Winfrey Show, Wheel of Fortune, Inside Edition and Jeopardy! accounted for approximately 40%, 20%, 11% and 4%, respectively, of the Company's revenues for the three months ended May 31, 1994, compared to 43%, 26%, 13% and 7%, respectively, for the corresponding period of the prior year. American Journal and Rolonda accounted for approximately 8% and 5%, respectively, of the Company's revenues for the three months ended May 31, 1994.

                          The Company's revenues for the nine months ended May
31, 1994 increased by approximately 19% from the corresponding period of the prior year. Such increase was primarily due to the introduction of new shows, as discussed above (including The Les Brown Show, which debuted in September 1993 and was cancelled in January 1994) and increased cash license fees from The Oprah Winfrey Show, reflecting higher license fees per show and a greater number of shows produced in the period. To a lesser extent, the increase was attributable to an increase in revenues derived from the sale of retained advertising time on Wheel of Fortune, Jeopardy! and Inside Edition. The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 40%, 19%, 16% and 8%, respectively, of the Company's revenues for the nine months ended May 31, 1994, compared to 42%, 22%, 18% and 9%, respectively, for the corresponding period of the prior year. American Journal, Rolonda and The Les Brown Show accounted for approximately 5%, 2% and 2%, respectively, of the Company's revenues for the nine months ended May 31, 1994.

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

                          Because quarterly variations in the production of
first-run television programs distributed by the Company have an effect on the Company's revenues and related costs from quarter to quarter, comparisons of the quarterly results of operations are not necessarily indicative of longer term trends in the Company's business. For the 1993-1994 broadcast season, a change in the production schedule of The Oprah Winfrey Show resulted in the Company recognizing a greater proportion of that season's revenues in the first nine months of its 1994 fiscal year compared with the prior year. Based on the current production schedule, it appears that fewer episodes will be produced in the fourth quarter of the 1994 fiscal year, which would result in the Company recognizing reduced revenues and earnings with respect to the series for such quarter as compared to the prior year.

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

                          Producers fees, programming and other direct
operating costs increased by 40% and 28%, respectively, for the three months and nine months ended May 31, 1994, primarily as a result of production costs associated with the introduction of American Journal and Rolonda, and as a result of the higher level of revenue generated by The Oprah Winfrey Show (of which the producer is entitled to a greater percentage in the 1993-1994 broadcast season compared with the prior season). In the nine months ended May 31, 1994, producers fees, programming and other direct operating costs also included production costs associated with The Les Brown Show.

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

                          Selling, general and administrative expenses for the
three and nine months ended May 31, 1994 increased by approximately 30% and 31%, respectively, compared with the corresponding periods of the prior year. The increase in selling, general and administrative expenses for the three month period is primarily attributable to payments and reserves for the executive bonuses referred to above (which are expected to be recorded in the fourth quarter as well) and, to a lesser extent, an increase in advertising and promotion costs associated with the introduction of American Journal and Rolonda. (During the corresponding period of fiscal 1993, no new shows were introduced.) The increase in selling, general and administrative expenses for the nine month period is primarily attributable to the increased advertising and promotion costs associated with such new shows and The Les Brown Show. The Company expects that continued marketing efforts for American Journal and Rolonda will result in additional advertising and promotion costs during the last quarter of fiscal 1994.

                          Due to the factors discussed above, the Company's
operating income for the three months ended May 31, 1994 increased by approximately 4% compared to the corresponding period of the prior year, and operating income for the nine months ended May 31, 1994 increased by 1% compared to the corresponding period of the prior year. Net income increased by approximately 5% and 2%, respectively, for the three months and nine months ended May 31, 1994, reflecting the increase in operating income and higher interest income earned on the Company's cash and investments due to moderate increases in interest rates. Primary earnings per share increased by approximately 6% and 3%, respectively, in the three months and nine months ended May 31, 1994 as a result of increased net income and a smaller number of shares outstanding as a result of the Company's ongoing stock repurchase program.

                          Because quarterly variations in the production of
first run television programs distributed by the Company have an effect on the Company's revenues and related costs from quarter to quarter, the Company believes that the twelve-month cumulative results of its operations may be helpful in evaluating its ongoing financial performance. The following table sets forth selected financial data derived from the Company's consolidated statements of income for the twelve months ended May 31, 1994 and 1993, respectively (dollars in thousands, except per share data):

                                                                                              Twelve Months Ended
                                                                                                    May 31,
                                                                                         ------------------------------
                                                                                           1994                  1993
                                                                                         --------              --------
                                                                                                 (Unaudited)
Revenues    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $545,623              $468,775
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               103,252               101,810
Primary earnings per share  . . . . . . . . . . . . . . . . . . . . . . . .                  2.71                  2.64

                          As a result of a financial restructuring effected in
August 1992, Buffalo Broadcasting Co. Inc., formerly a wholly-owned subsidiary of the Company ("Buffalo"), was deconsolidated from the financial statements of the Company as of August 4, 1992. The results of operations of Buffalo through August 4, 1992 are included in net income for the twelve months ended May 31, 1993, which had the effect of decreasing primary earnings per share by $.04 for the period. Revenues for the twelve months ended May 31, 1993 have been restated to give effect to the deconsolidation of Buffalo from King World, and therefore exclude the revenues of Buffalo.

                          The Company's results of operations are highly
dependent upon the viewing preferences of television audiences and the Company's ability to acquire distribution rights to, or itself produce, television programming that achieves broad and enduring audience acceptance. The success of the Company's programming could be significantly affected by changes in viewer preferences or the unavailability of new programming or talent. Moreover, the amount of revenue derived from the sale of retained advertising time is dependent upon a large number of factors, such as household ratings, the demographic composition of the viewing audience, and economic conditions generally and in the advertising business in particular. In the recent past, the advertising market has been somewhat depressed, although conditions generally improved in fiscal 1993 compared to fiscal 1992 and the improvement has continued into fiscal 1994.

                          Due to the success of the shows distributed by the
Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending in some cases through the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the current broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

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

                          Notwithstanding the Company's efforts to limit its
risk, the distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and is obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generated by the series in such periods. The loan is due in two installments of $8,625,000 each, which are due in July 1994 and July 1995. The Company believes, based on sales of The Oprah Winfrey Show to date, that revenues from the series will be sufficient to cover such minimum amounts and to enable Harpo to repay the loan. In addition, Harpo is entitled to greater participation fees in the 1993-1994 broadcast season as compared to past seasons.

                          On March 17, 1994, the Company and Harpo announced
that they had entered into an extension and modification of their existing distribution agreement relating to the distribution of The Oprah Winfrey Show in the 1995-1996 through the 1999- 2000 television seasons. Under the terms of the modified agreement, the Company has been granted the exclusive right and has agreed to distribute The Oprah Winfrey Show in first-run syndication in domestic television markets and in international television markets, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. The modified agreement, among other things, establishes the production fees payable to Harpo in the first two subject seasons and commits the Company to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, will be substantially higher than those currently in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. In connection with the extension of its agreement with Harpo, the Company paid Harpo a $60,000,000 advance against Harpo's profit participation for the 1995-1996 broadcast season. For more information regarding the extension of the Company's contract with Harpo, reference is made to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 1994.

                          As King World has developed and produced its own
programming for syndication, it has assumed a greater portion of the risk associated with the introduction of a new series. The introductions of American Journal and The Les Brown Show in the 1993-1994 broadcast season, and Rolonda, which premiered in first-run syndication in January 1994, have necessitated the expenditure by King World of substantial amounts to fund development, production and promotion costs. The Company has funded and intends to continue to fund such costs out of its internal cash resources.

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

                          In December 1992, the Company announced that the
Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal year ended August 31, 1993, an aggregate 765,200 shares of Common Stock were repurchased in open market transactions for an aggregate consideration of approximately $24.8 million, or an average price of approximately $32.40 per share. Between March 22, 1994 and May 10, 1994, the Company purchased an aggregate 553,100 shares of Common Stock under such program in open market transactions for an aggregate consideration of approximately $21.3 million, which represented an average price of $38.50 per share. Such purchases were financed, and any additional purchases under the stock repurchase program are to be financed, out of the Company's available cash and liquid investments. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. As of July 1, 1994, there were 681,700 shares available for repurchase under such program.

                          As of May 31, 1994, the Company's accounts receivable
amounted to approximately $137.9 million (net of allowance for doubtful accounts and unamortized discount to present value), substantially all of which was due within one year. Based on its past experience and current expectations, the Company maintains an allowance for doubtful accounts which was approximately $4.4 million at May 31, 1994.

PART II - OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K


                          (a)     Exhibits
                                  --------

                 (10.1)           Letter Agreement dated March 17, 1994 between Harpo, Inc. and the Company incorporated by reference to the Company's Current Report on Form 8-K, dated March 18, 1994, as amended by
                                  Form 8-K/A, dated May 18, 1994.

                          (b)     Reports on Form 8-K
                                  -------------------

                                  The Company filed a Current Report on Form 8-K, dated March 18, 1994, reporting the amendment dated March 17, 1994 of the Company's agreement with Harpo, Inc. relating to the distribution of
                                  The Oprah Winfrey Show.  The Company filed an amendment on Form 8-K/A relating to the Company's
                                  Current Report, dated March 18, 1994 on May 18, 1994.

                                   SIGNATURES


                          Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            KING WORLD PRODUCTIONS, INC.



                                                            By:   /s/ Anthony E. Hull
                                                               --------------------------------
                                                               Anthony E. Hull
                                                               As Chief Financial Officer
                                                               and on behalf of the Registrant

July 7, 1994