Form 10-K
period 1994-08-31
KING WORLD PRODUCTIONS INC
filed 1994-11-28
CIK 756764

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended August 31, 1994

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For
                 transition period from           to

                       Commission file number:  1-9244

                         KING WORLD PRODUCTIONS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         13-2565808
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

        1700 Broadway
      New York, New York                                      10019
    ---------------------                                  ----------
    (Address of principal                                  (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 212-315-4000
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                        ---------------------
         Common Stock,                             New York Stock Exchange
         $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                              ------------------
                               (Title of Class)

                 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 15, 1994 was approximately $1.008 billion.

                 As of November 15, 1994, there were 36,768,874 outstanding shares of the registrant's Common Stock.

                          DOCUMENTS INCORPORATED BY REFERENCE

                 The registrant's definitive proxy statement for its 1995 annual meeting of stockholders (which is to be filed pursuant to Regulation 14A not later than December 29, 1994) is incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.  BUSINESS

GENERAL

                 King World was founded in 1964 by the late Charles and Lucille King to distribute or syndicate feature length films and television programs to television stations. King World currently distributes programming to approximately 400 television stations in over 200 of the 211 designated television markets in the United States (as defined by A.C. Nielsen Co. ("Nielsen")) and in Canada and a number of other foreign countries directly and through sales agents and subdistributors. Three of Mr. and Mrs. King's children, namely Roger King, King World's Chairman of the Board, Michael King, King World's President and Chief Executive Officer, and Diana King, a Vice President and the Secretary of King World, are actively involved in the management of King World. In addition, one other child of King World's founders, Richard King, serves as a director of the Company and another, Robert King, is Senior Vice President for Strategic Planning/Acquisitions.

                 King World Productions, Inc., a Delaware corporation, was incorporated in October 1984 and is the successor to a corporation incorporated in 1964 under the laws of the State of New Jersey. King World's corporate headquarters are located at 1700 Broadway, New York, New York 10019 ((212) 315-4000). Except as otherwise indicated or as implied by the context, references to "King World" or the "Company" include King World Productions, Inc., its consolidated subsidiaries and its predecessor corporation.

                 As a result of the deconsolidation of Buffalo Broadcasting Co. Inc. from the financial statements of King World as of August 4, 1992 (see Note 2 of Notes to Consolidated Financial Statements), the Company operates in only one business segment: production and distribution of television programming in the United States, Canada and a number of other foreign countries, and related operations.


PROGRAMMING AND RELATED OPERATIONS

First-run Television Syndication

                 King World's revenues currently are derived primarily from the first-run strip syndication of the television series The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition. These series are four of the top ten series in national syndication, as reported in the July 1994 Nielsen Designated Market Area Ranking Report: Wheel of Fortune and Jeopardy! had the two highest ratings among all syndicated television shows;

and The Oprah Winfrey Show had the highest ratings among all national television talk shows. According to Nielsen, Wheel of Fortune has had the highest ratings among shows in national syndication for the last 43 consecutive sweeps periods, Jeopardy! has had the second highest ratings among such shows for each of the last 36 consecutive sweeps periods and The Oprah Winfrey Show has had the third highest ratings among such shows for 24 of the last 32 sweeps periods. Based primarily on the success of The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!, King World's revenues have grown from $80.6 million in fiscal 1985 to $480.7 million in fiscal 1994 and its net income has increased from $9.8 million in fiscal 1985 to $88.3 million in fiscal 1994. Revenues derived from The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition (including revenues derived from the sale of retained advertising time) accounted for approximately 82% of King World's revenues for the fiscal year ended August 31, 1994. Information for the 1994 fiscal year gives effect to a change in accounting for revenue recognition adopted by the Company on a prospective basis in the fourth quarter of fiscal 1994. See Note 1 of Notes to Consolidated Financial Statements.

                 At present, King World distributes television programming primarily to network-owned-and-operated stations and network-affiliated stations. First-run syndicated programming distributed by the Company competes primarily with other first-run syndicated programming, network reruns and programming produced by local television stations.

                 The United States television market is served primarily by network-owned-and-operated stations, network-affiliated stations, independent stations and cable operators. During hours commonly referred to as "prime-time" (currently, with limited exceptions, 8 p.m. to 11 p.m. in the Eastern and Pacific time zones and 7 p.m. to 10 p.m. in the Central and Mountain time zones), stations owned and operated by the four major broadcast networks (the ABC Television Network, the CBS Television Network, the NBC Television Network and the Fox Broadcasting Company), and stations affiliated with those networks, broadcast schedules consisting primarily of programming produced for initial exhibition by the networks. In non-prime time, such stations broadcast network programming, off-network programming (reruns), programming produced by the local stations themselves or by independent producers and first-run syndicated programming (programming produced for initial distribution on a syndicated basis). Independent television stations, during both prime and non-prime time, broadcast their own programming, off-network programming and first-run syndicated programming. Some cable operators, in addition to other services that they offer, telecast syndicated programming.

                 Nielsen divides the United States into 211 designated market areas and approximately 29 additional special market areas that, on the basis of size and the other Nielsen criteria, do not qualify as designated market areas. The approximately 240 Nielsen designated and special market areas are referred to below as the "Nielsen market areas".

                 In the 1983-1984 broadcast season, King World introduced a syndicated version of Wheel of Fortune, which had premiered on daytime network television in 1975. For the 1993-1994 broadcast season, Wheel of Fortune was licensed to television stations in 200 Nielsen market areas in the United States, covering approximately 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 198 Nielsen market areas, covering approximately 99% of total domestic television households.

                 For the 1984-1985 broadcast season, the Company introduced Jeopardy!, a remake of the successful game show originally broadcast on network television between 1964 and 1975. For the 1993-1994 broadcast season, Jeopardy! was licensed to television stations in 192 Nielsen market areas in the United States, covering approximately 98% of total domestic television households, and for the current broadcast season has been licensed to television stations in 192 Nielsen market areas, covering approximately 98% of total domestic television households.

                 For the 1986-1987 broadcast season, King World introduced into national television syndication The Oprah Winfrey Show, a talk show hosted by Oprah Winfrey which, until October 1988, was produced by WLS-TV, an ABC owned-and-operated station. Commencing in October 1988, Harpo, Inc. ("Harpo"), an entity controlled by Ms. Winfrey, assumed production of the series. For the 1993-1994 broadcast season, The Oprah Winfrey Show was licensed to television stations in 206 Nielsen market areas in the United States, covering more than 99% of total domestic television households, and for the current broadcast season has been licensed to stations in 210 Nielsen market areas, covering more than 99% of total domestic television households.

                 Inside Edition, a half-hour first-run syndicated newsmagazine series that is produced and distributed by King World, premiered in January 1989. It is the first television series produced by King World. Inside Edition is produced at the Company's production facility in New York and has a correspondent bureau in Los Angeles to enhance the ability of the program to provide nationwide coverage. For the 1993-1994 broadcast season, Inside Edition was licensed to television stations in 154 Nielsen market areas, covering approximately 92% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 151 Nielsen market areas, covering approximately 91% of total domestic television households.

                 American Journal, a half-hour first-run syndicated newsmagazine series that is also produced by King World in New York, premiered in September 1993. American Journal is anchored by Nancy Glass, the Emmy Award-winning former senior correspondent of Inside Edition. For the 1993-1994 broadcast season, American Journal was licensed to television stations in 111 Nielsen market areas, covering approximately 83% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 120 Nielsen market areas, covering approximately 85% of total domestic television households.

                 Rolonda, a daytime talk show that is also produced by King World in New York, premiered in January 1994 following the cancellation of The Les Brown Show. It is hosted by Rolonda Watts, a popular broadcast journalist. For the 1993-1994 broadcast season, Rolonda was licensed to television stations in 96 Nielsen market areas, covering approximately 77% of total domestic television households. For the current broadcast season, Rolonda has been licensed to television stations in 79 Nielsen market areas, covering approximately 70% of total domestic television households.

                 Each of The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, Inside Edition, and American Journal has been licensed to television stations for exhibition in future broadcast seasons, commencing with the 1995-1996 broadcast season and extending, in certain cases, as far into the future as the 1999-2000 broadcast season. Revenues and related expenses under license agreements with respect to future broadcast seasons will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 31, 1994, the gross amount of license fees under such agreements approximated $2.1 billion, of which approximately $1.2 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1994 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the agreement of the producer and Ms. Winfrey to continue to produce and host the show after the 1995-1996 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

                 There can be no assurance that any of these programs will be licensed for additional years through renewal of existing licenses or issuance of new licenses or, if so licensed, that the terms of the license agreements will be as favorable to King World as those of the existing licenses. There can be no assur-ance that the key personalities on such programs, such as Oprah Winfrey, Pat Sajak, Vanna White and Alex Trebek, will continue to participate in the production of their respective programs. If for any reason they do not do so, there could be a material adverse effect on the Company's business.

Acquisition and Development of Properties for Distribution

                 King World's business is dependent on obtaining new television programs and series for distribution. King World may acquire properties for domestic, foreign or worldwide television distribution by entering into distribution agreements with independent producers, by producing its own programs, by co-producing programs in association with others, or by purchasing distribution rights.

                 The terms under which the Company obtains the right to distribute programming from independent producers vary in each instance. The Company distributes The Oprah Winfrey Show pursuant to an agreement with Harpo, the producer of the series. Under the terms of the most recent amendment to such agreement, the Company has been granted the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999- 2000 broadcast season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. Such agreement, among other things, establishes the production fees payable to Harpo in the first two subject seasons and commits the Company to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, will be substantially higher than those currently in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. After the 1999-2000 television season, Harpo will not be obligated to distribute the series through the Company.

                 Under the terms of the amended agreement with Harpo, Ms. Winfrey is subject until the 2000-2001 television season to certain restrictions on her ability to appear in television shows with the same or similar format as The Oprah Winfrey Show. In the event of certain corporate transactions constituting a "change in control" of the Company under the modified agreement, Harpo has the right to terminate such restrictions and, under certain circumstances, receive additional consideration for producing the series.

                 The financial arrangements in the amended agreement with Harpo are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid for the series in forthcoming seasons, increased barter revenues from the series or both, the Company's net profits derived from The Oprah Winfrey Show will decline in the coming years. However, the Company believes that the modified arrangements provide Harpo and Ms. Winfrey additional incentives to continue to produce and host the series for the 1996-1997 and subsequent broadcast seasons and that the series will continue to be an important and profitable distribution property for the Company.

                 The Company's agreements with Columbia TriStar Television (formerly Merv Griffin Enterprises), the producer of Wheel of Fortune and Jeopardy!, provide that King World shall be the exclusive distributor for such series so long as the Company has obtained sufficient broadcast commitments to cover production and distribution costs and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for first-run strip syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.

                 In acquiring new programming, King World has attempted, based on research concerning television programs currently being broadcast, to identify programs and series that King World believes will have broad-based audience appeal and satisfy the programming needs of television stations for particular time periods. Historically, the Company had relied on independent producers for new programming. In recent years, however, in order to satisfy what King World believes to be audience demands and station programming needs, the Company has, for the most part, been developing and producing original programming on its own or in cooperation with others.

                 In addition to Inside Edition, the Company is currently producing American Journal and Rolonda for first-run strip syndication.

                 The introduction of new television programs requires substantial capital investment to fund programming development costs, the production of pilot programs and the production, distribution and promotion of the initial episodes of programming for syndication. The Company has funded and intends to continue to fund such capital investments out of its internal cash resources.

License and Distribution Fees

                 For certain first-run syndicated programming produced by independent companies for distribution by King World, the Company earns distribution fees that are based on a percentage of the license fees paid by television stations for the right to broadcast programs and the amounts paid by national advertisers for advertising time retained by the Company and sold in connection with such programs. The Company also recoups certain distribution expenses that it incurs in connection with the distribution of these series, which consist principally of advertising, promotion, satellite and tape costs and related expenses. Amounts remaining in excess of King World's distribution fees and expenses are remitted to the producers of such series.

                 In other cases, the Company's fees for distributing first-run syndicated programming produced by independent companies are based upon a negotiated percentage of the profits derived from the exploitation of the programming after recoupment of the production, advertising, promotion and other distribution fees and expenses of the programming. In such cases, the Company generally finances all or a substantial portion of the production costs and may commit itself to advancing the producer and/or talent fixed minimum amounts as advances against their participation fees, irrespective of the amount of license fees and other revenues that may actually be generated by the programming. In acquiring distribution rights for new programming from independent producers, King World has generally tried to limit its risk by not making major commitments to independent producers until it has obtained commitments from a substantial number of television station licensees.

                 In recent years, the new shows introduced by the Company in first-run syndication have been developed and produced by the Company itself. In such cases, the Company hires a production team, leases production facilities, engages talent, assumes all of the costs and expenses of developing, producing, advertising, promoting and distributing the programming and retains the net profits derived from the exploitation of the programming.

                 License fees payable by stations for the rights to broadcast television programs and series are payable in the form of cash, retained advertising time or both. A television station that enters into a license agreement for a particular program or series becomes obligated to pay the contracted license fee (which will often depend on the time period in which the program is aired by that station) and provide advertising time, if applicable, upon the delivery by the Company of the programming in question. Advertising time retained by King World in connection with program distribution is sold to national advertisers by a wholly-owned subsidiary of the Company. See "Sale of Advertising Time".

                 In the 1994 fiscal year, approximately 11% of the Company's revenues were derived from license fees under contracts with television stations owned by Capital Cities/ABC, Inc. No other television station, broadcast group or advertiser accounted for ten percent or more of the Company's revenues in the fiscal year.

Marketing

                 In the United States, there are approximately 240 Nielsen designated and special market areas containing commercial and/or public television stations. Sales to domestic television stations are made by the Company through a sales force that numbered 13 persons as of November 15, 1994. The Company's marketing strategy concentrates on a select number of programs that the Company considers to have good prospects for high audience ratings and expects will meet television stations' programming needs for specific time periods.

                 Although the Company has been dependent upon the active participation of members of the King family since its formation in 1964, the Company believes that it has significantly lessened its reliance on certain key executive officers by adding experienced executive, programming and marketing personnel. Nevertheless, the loss of key personnel might have an adverse effect on the Company's operations.

Sale of Advertising Time

                 Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of King World, sells advertising time within television programs. As of November 15, 1994, Camelot employed eight salespersons.

                 The value of advertising on any particular program varies significantly depending on the audience ratings and demographics for such program and conditions in the market for television advertising time in general. In order for advertising time on a particular syndicated television program to be valuable to national advertisers, the program must, as a general rule, be broadcast in television markets covering at least 70% of the total domestic television households. For the 1994-1995 broadcast season, The Oprah Winfrey Show has been licensed to stations covering more than 99% of the total domestic television households; Wheel of Fortune and Jeopardy! have been licensed to stations covering approximately 99% and 98%, respectively, of the total domestic television households; Inside Edition has been licensed to stations covering approximately 91% of the total domestic television households; American Journal has been licensed to stations covering approximately 85% of the total domestic television households; and Rolonda has been licensed to stations covering approximately 70% of the total domestic television households.

                 Fees for advertising time are established on the basis of household audience ratings or, more frequently, on the basis of the delivery of a certain demographic category of the viewing audience. The desired household rating or demographic delivery, as the case may be, is negotiated in advance with the advertiser or its agency. If the television program does not deliver at least the agreed-upon audience coverage, Camelot is obligated to make available, at no additional cost, additional advertising time within the same program or other programs that are expected to deliver at least the agreed-upon audience coverage or to refund that portion of the advertising fee attributable to the underdelivery.

                 Generally, a portion of the Company's contracts for the sale of its advertising time may be cancelled by the advertiser upon 90 days' notice. Each television station is obligated to broadcast advertising time retained by King World even if the program or episode on which the time was retained is preempted by the station.

                 Historically, Camelot has sold advertising time primarily on television programs distributed by King World. However, a portion of Camelot's revenues has in recent years been attributable to commissions earned on sales of advertising time on television programs distributed by companies other than King

World. Camelot has agreements currently in effect with, among others, Metro-Goldwyn-Mayer, Inc. to sell advertising time in Pink Panther, an animated children's series, and Western International Syndication to sell advertising time in It's Showtime at the Apollo, a variety program.

Foreign Sales

                 The Company licenses episodes of Wheel of Fortune, Jeopardy!, The Oprah Winfrey Show and Inside Edition in Canada and certain other English-speaking foreign territories. The Company also licenses the production of foreign versions of Wheel of Fortune and Jeopardy! in a number of other major foreign territories, including, among others, Australia, Germany and Poland. Under licenses from King World, EC-TV, on behalf of Unilever, N.V., licenses the production of local versions of Wheel of Fortune and Jeopardy! for broadcast in a number of Western European markets. In addition, the Company has recently become more active in acquiring rights for the distribution of television programming solely outside the United States. Revenues from foreign sales (including Canada) accounted for approximately 8% of King World's revenues in fiscal 1994.

Merchandising and Film Library

                 The Company has granted licenses to others to produce Wheel of Fortune and Jeopardy! boxed board games and to exploit certain of its merchandising rights in The Little Rascals. King World also distributes its own library of 68 feature length films and 210 television programs, including 14 Sherlock Holmes, 13 The East Side Kids, 9 Mr. Moto and 11 Charlie Chan feature length films and episodes from The Little Rascals, Topper, Branded and The Guns of Will Sonnett television series. In acquiring feature length films and television programs for its own library, the Company has attempted to emphasize classic programming -- films and television series with broad and enduring audience appeal. King World holds long-term television and related distribution rights to the properties in its library. The Company is not generally required to make any material royalty or similar payments with respect to the properties in its library. Revenues from merchandising and the film library accounted for less than 1% of the Company's revenues in fiscal 1994.

Direct Response Marketing

                 The Company has launched King World Direct Inc., a new direct response marketing subsidiary. King World Direct handles key aspects of direct response marketing campaigns, including production, order fulfillment and media placement.

                 King World Direct has developed direct response telemarketing campaigns for the Wild America video series and

Sears Craftsman Robogrip pliers. Revenue from direct response marketing activities accounted for approximately 1% of the Company's revenues in fiscal 1994.

Competition

                 The production and distribution of television programming and the sale of associated advertising time is a highly competitive business. King World competes with many companies that have resources substantially greater than those of King World.

                 The most important competitive factors in television program distribution are marketing, quality and variety of programming and research and promotional services. King World's success is highly dependent upon those factors as well as the continuing availability of writers, performers and other creative talent and the viewing preferences of television audiences. King World has attempted to concentrate on the distribution of programs that it believes will have broad or enduring audience appeal in order to reduce its exposure to changes in viewer preferences. King World has also developed an experienced television syndication sales organization as well as strong programming acquisition, research and advertising and promotion departments. See "Marketing" above.

Regulation of the Television Industry

                 Prime-Time Access Rule

                 A rule promulgated by the Federal Communications Commission ("FCC") known as the "prime-time access rule" prohibits (subject to certain significant exceptions) network-owned and network-affiliated television stations in the 50 largest television markets from broadcasting more than a total of three hours per day of programming supplied by or previously aired on a network during the prime-time period (defined under the rule as 7-11 p.m. Eastern and Pacific time and 6-10 p.m. Central and Mountain time). Due to the rule, network-owned and network-affiliated stations often acquire either one hour or one-half hour of program material for exhibition during the prime-time access period from independent television producers and syndicators.

                 On October 20, 1994, the FCC initiated proceedings looking toward reconsideration or modification of the prime-time access rule. These proceedings were begun in response to petitions filed by a television station in Orlando, Florida, seeking a determination that the prime-time access rule is unconstitutional and a petition filed by a station group owner urging that the rule be modified to permit the network-owned and -affiliated stations now subject to the rule to broadcast, during the prime-time access period, programming that has previously aired on a network. Proposals for modification or repeal are vigorously supported by the television networks and certain major producers of programming intended for initial airing on network television; such proposals are opposed by other station groups, by organizations representing independent broadcasters (that is, those unaffiliated with television networks) and by producers and distributors of first-run syndicated programming, including the Company.

                 King World believes that the prime-time access rule is an important counter-balance to the market power of the networks and that any rule change that alters the prime-time access period, or that permits the prime-time access period to be used for the exhibition of programming supplied by or previously aired on the networks, probably will have a negative impact on independently produced television programming broadcast in the prime-time access period, such as Wheel of Fortune, Jeopardy! and Inside Edition.

                 The FCC is expected to conclude its reexamination of the prime-time access rule during the first half of 1995. King World intends to participate vigorously in the proceedings regarding such reexamination and to urge that the rule be retained in its present form. However, King World is unable to predict the outcome of such proceedings.

                 Syndication and Financial Interest Rules

                 Pursuant to consent decrees entered into in the mid to late 1970's between the three largest television networks (the ABC Television Network, the CBS Television Network and the NBC Television Network) and the United States Department of Justice (the "Consent Decrees"), such networks were, until mid-November 1993 (when the Decrees were lifted), prohibited from domestically syndicating television programs and from acquiring financial interests in such programs or in network programming (other than the right to network exhibitions) produced by independent production companies. In the mid 1970's, the FCC implemented rules (the "Rules") that substantially paralleled the prohibitions of the Consent Decrees. The Rules enhanced the Company's ability to license its programs to stations owned and operated by the major television networks (licensees that are, in most instances, very important to the success of a series distributed through first-run syndication).

                 In May 1991, the FCC issued a decision (the "1991 Decision") to modify, but not to repeal, the Rules. The modified Rules substantially relaxed the restrictions upon the ability of a network (as defined under the Rules) to acquire financial interests in, and to syndicate, television programs previously aired by that network (a sector of programming in which King

World has not to date had substantial involvement). The 1991 Decision retained stringent limitations on network involvement in first-run syndication activities. Under the Rules as revised in 1991, a network could retain a continuing financial interest in a first-run program or series only if the program or series were produced solely by such network; any such first-run syndicated programming could be syndicated domestically only through a syndicator that was not owned or controlled by the network. The 1991 Decision defined a network as an entity regularly providing more than 15 hours per week of programming during prime-time hours to interconnected affiliated stations that reached, in the aggregate, at least 75 percent of television households nationwide. Under this definition, each of ABC, CBS and NBC was subject to the 1991 Rules as a network unless such entity reduced the amount of prime-time programming it provided to less than 15 hours per week; Fox Broadcasting Company was not a network for purposes of the Rules because it did not meet the 15 hour per week threshold.

                 The 1991 Decision was appealed to the United States Court of Appeals for the Seventh Circuit, which, in early November 1992, overturned the 1991 Decision and remanded the matter to the FCC for further proceedings. In April 1993, after further proceedings, the FCC voted to further modify the Rules (the "1993 Decision"), in the following principal respects:

                 (a) The restrictions contained in the 1991 Decision with respect to network involvement in first- run syndicated programming within the United States have been retained. Accordingly, networks (as defined) continue to be prohibited from acquiring any financial interests in, or actively syndicating, any first-run syndicated programming within the United States; provided that networks continue to be permitted to own financial interests and syndication rights in first-run syndicated programming produced solely in-house, subject to the active syndication prohibition. That is, networks must engage independent syndicators to effect the actual distribution of such programming.

                 (b) The definition of a network has been retained. However, the 1993 Decision permanently excludes from the application of the Rules any entity that did not fall within the definitional criteria as of June 1993. As a result, the Fox Broadcasting Company and other emerging networks are not and will not be subject to the Rules even if and when they reach the 15 hour per week threshold.

                 (c) The prohibition contained in the 1991 Decision on active network syndication in the United States of certain off-network programming has been made applicable to all network programming, regardless of whether the program in question was produced by a network in-house or when the network came to acquire the syndication rights.

                 (d) All other restrictions (except for certain anti-warehousing rules applicable to off-network programming and reporting requirements) on network acquisition of financial interest and syndication rights in United States network programming have been eliminated.

In the 1993 Decision, the FCC stated that it would conduct a review of the remaining Rules 18 months after the lifting of Consent Decrees (which in fact occurred in November 1993). In such review proceeding, the burden of proof will be placed on those (such as the Company) who seek to retain the remaining restrictions. If, within six months after the launching of such review, the proponents of retention have failed to persuade the FCC that retention is justified, the remaining Rules will automatically expire.

                 The 1993 Decision was appealed to the United States Court of Appeals for the Seventh Circuit and, in July 1994, it was upheld. However, the Court's affirmance of the 1993 Decision rested significantly on the procedures described above, which provide for automatic expiration of the remaining Rules unless proponents of retention successfully persuade the FCC that retention is justified.

                 As a result of these decisions (and the November 1993 decision by the Federal District Court lifting the Consent Decrees), further proceedings before the FCC by those (including the Company) that believe the remaining Rules should be retained must be initiated not later than May 8, 1995. The Company is unable to predict the outcome of such further proceedings. In any event, under the terms of the 1993 Decision, network entry into the syndication business will continue to be governed by the Rules, as modified by the 1993 Decision, for at least six months from the initiation of such proceedings (that is, at least until November 1995).

                 The Company anticipates that, if the Rules are permitted to expire as described above, the Company will have more difficulty licensing its programming to stations owned and operated by the three major television networks and that, even if the Company were able to so license its programming, the profitability of such programming to the Company would, as a result of terms imposed by such stations, be likely to be reduced. To the extent, however, that the restrictions on network acquisition of financial interests in, and active syndication of, first-run syndicated programming within the United States continue beyond the above-described period, such Rules should not have a material adverse effect on the Company's first-run syndication activities.

                 Other FCC Rules

                 FCC rules currently permit the common ownership of, in most circumstances, up to twelve television stations, subject (in the case of station groups) to certain limitations based on audience reach. The rules also prohibit the common ownership of stations if certain defined service contours overlap. In May 1992, the FCC initiated proceedings requesting comments on various proposals to relax the ownership restrictions placed on television broadcasters and networks. The FCC is considering proposals to increase the number of stations that a network or station group may control and/or to relax the audience reach limitations; it is also considering relaxing the limitations on the number of stations with overlapping service contours that may be under common ownership. King World is unable to predict the outcome of these proceedings. King World believes that increases in the concentration of television station ownership, either by the networks or by broadcast groups, will tend to increase the power of the networks and the broadcast groups in the market for television programming and, consequently, could adversely affect King World's bargaining position vis-a-vis its customers.

                 A federal district court has held unconstitutional, on First Amendment grounds, provisions of the 1992 Cable Act that require the FCC to prescribe rules and regulations establishing "reasonable limits on the number of cable subscribers" that a cable operator is authorized to reach through cable systems it owns or controls. The U.S. Justice Department has appealed this determination. However, the rationale for this decision (if ultimately affirmed) may implicate the constitutionality of other FCC structural regulations, including the rules that limit the number of television stations that a television network or station group may own.

                 In October 1992, Congress enacted legislation imposing certain new regulations on the cable television industry. The legislation includes provisions that require each local television station (as defined) to make an election between demanding carriage on any cable system within its service area on a "must-carry" basis (for which the station receives no compensation) or demanding that such cable system obtain the consent of the station and pay compensation (and/or furnish other consideration) to the station for the right to carry its signal. The election made by the station as to each such cable system remains in effect for three years. Since the advent of these "retransmission consent" provisions, which became operative in October 1993, a small number of cable systems have refused to or failed to reach carriage agreements with particular local television stations and consequently ceased the carriage of such stations, thus resulting in decreased audience for King World programming aired on those stations, and in the future other cable systems could refuse or fail to reach such agreements. Although the Company has suffered no discernible adverse impact to date, any such future decreases in audience could come to adversely affect the license fees and revenues from the sale of retained advertising time received by the Company from its programming. Turner Broadcasting System and a number of cable television networks and cable systems have brought or joined in lawsuits challenging the constitutionality of the retransmission consent and "must carry" provisions of the legislation. In April 1993, a three-judge district court, by a divided vote, upheld the must-carry provisions of the 1992 Cable Act. In June 1994, the United States Supreme Court overturned that decision and remanded the case to the District Court for a trial. The burden of proving that the must-carry rules do not infringe upon cable operators' rights under the First Amendment has been placed upon those who seek to justify the rules. The must-carry rules will remain in effect during the pendency of the trial. In a lawsuit that is related to, but separate from, the litigation concerning must-carry, the retransmission consent provisions of the 1992 Cable Act were upheld by the United States Court of Appeals for the District of Columbia; this decision was not disturbed by the United States Supreme Court.

                 Legislation governing the cable television industry, and FCC implementing regulations, impose significant limits on the ability of a local telephone company to enter into the business of creating and of distributing video programming within its franchised telephone service area. In August 1993, a federal district court in Virginia held that these restrictions are unconstitutional on First Amendment grounds. The Department of Justice, which is responsible for the defense of this action, has appealed this determination.

                 In 1992, the FCC adopted regulations which permit telephone companies to make their common carrier facilities available for the carriage of video programming ("video dialtone"). As promulgated, the rules severely limited the ability of a local telephone company to acquire financial interests in video programming distributed over its own telephone facilities. In October of 1994, the FCC revised its video dialtone rules but retained the restrictions on a telephone company's acquisition of financial interests in programming transmitted over its own telephone facilities. Judicial appeals of this determination, and legislation addressing the question of telephone company entry into the television programming business, are expected. King World is unable to predict the outcome of any of these proceedings. However, to the extent that telephone companies are permitted to engage in the production and distribution of video programming (or to acquire financial interests in video programming distributed over telephone company facilities), the position of over-the-air television stations in the video marketplace could be substantially weakened, thus resulting in decreased audiences for King World programming aired on those stations.

BROADCASTING

                 In December 1988, the Company acquired Buffalo Broadcasting Co. Inc. ("Buffalo"), which owns and operates WIVB-TV, Channel 4, a VHF television station in Buffalo, New York. WIVB-TV is affiliated with the CBS Television Network.

                 Buffalo entered into a Restructuring Agreement dated as of April 30, 1992, with its lenders and a newly formed subsidiary of King World, Buffalo Management Enterprises Co. Inc., providing for a restructuring of Buffalo's debt and substantial modifications to Buffalo's equity and governance structure. As a result of such restructuring, Buffalo ceased to be a consolidated subsidiary of King World. See Note 2 of Notes to Consolidated Financial Statements.

Employees

                 As of November 15, 1994, the Company employed 430 persons. Of this number, 292 are involved in the production of Inside Edition, American Journal and Rolonda. Thirty-two of the Company's employees are covered by collective bargaining agreements.


Item 2.  DESCRIPTION OF PROPERTIES

                 The Company's corporate headquarters are located in New York, New York, where it leases office space for executive offices, the operations of Camelot and the Company's eastern U.S. and foreign sales staff. The Company's accounting, contract administration and research departments are located in leased offices in Short Hills, New Jersey. The Company also leases office space in Los Angeles for executive offices, its creative services department, program development and direct response marketing operations and its western U.S. sales staff, and in Chicago, West Palm Beach and Dallas for regional sales offices.

                 The Company leases office and production facilities in New York and Los Angeles for its internally produced programming.

Item 3.  LEGAL PROCEEDINGS

                 The Company is not a party to any legal proceedings other than routine litigation incidental to the conduct of its business.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS

                 None.

                                    PART II


Item 5.          MARKET FOR THE COMPANY'S COMMON STOCK
                 AND RELATED SECURITY HOLDER MATTERS

                 King World's Common Stock is listed and traded on the New York Stock Exchange under the symbol KWP. The following table sets forth, for the fiscal periods indicated, the range of high and low closing sale prices for the Common Stock as reported by the New York Stock Exchange.

                                                                           High                     Low
                                                                          -------                  -------
                   Fiscal 1993
                 First Quarter Ended
                   November 30, 1992  . . . . . . . . . .                    33                      24 1/4
                 Second Quarter Ended
                   February 28, 1993  . . . . . . . . . .                    36                      32 1/4
                 Third Quarter Ended
                   May 31, 1993 . . . . . . . . . . . . .                    35 3/4                  32
                 Fourth Quarter Ended
                   August 31, 1993  . . . . . . . . . . .                    38 3/8                  32 5/8

                   Fiscal 1994
                 First Quarter Ended
                   November 30, 1993  . . . . . . . . . .                    42 5/8                  36 1/4
                 Second Quarter Ended
                   February 28, 1994  . . . . . . . . . .                    42 3/8                  37
                 Third Quarter Ended
                   May 31, 1994 . . . . . . . . . . . . .                    42                      33 5/8
                 Fourth Quarter Ended
                   August 31, 1994  . . . . . . . . . . .                    44                      37 1/4

                 As of the close of business on October 31, 1994, there were 835 holders of record of the Company's Common Stock.

                 The Company has not paid cash dividends since 1979. The Company has no present intention to pay dividends on its Common Stock. The Company requires substantial amounts to fund development, production and promotion costs for its programming, and intends to use its cash reserves and future earnings to finance such expenses and the development and expansion of its business. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

Item 6.  SELECTED FINANCIAL DATA

                 The following selected financial data have been derived from the consolidated financial statements of King World and its subsidiaries for the five years ended August 31, 1994, which have been audited and reported upon by Arthur Andersen LLP, independent public accountants. The unaudited 1994 pro forma data presents selected financial data assuming that a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994 had not been made. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.


Statements of Income:                                                   Year Ended August 31,
                                             --------------------------------------------------------------------------------------
                                              1994(1)    1994 Pro forma(1)      1993          1992          1991          1990
                                              ----       --------------         ----          ----          ----          ----
                                                           (unaudited)
                                                                   (Dollars in thousands except per share data)
Revenues  . . . . . . . . . . . . . . .     $480,659        $541,390        $474,312       $503,174      $475,909        $453,749
Income from opera-
  tions   . . . . . . . . . . . . . . .      127,578         148,151         150,950        152,481       154,084         142,828
Income before provi-
  sion for income
  taxes . . . . . . . . . . . . . . . .      140,839         161,412         162,592        164,725       154,028         139,651
Net income  . . . . . . . . . . . . . .       88,300         101,196         101,936         94,880(2)     90,591(3)       84,100
                                            ========        ========        ========        =======      ========        ========

Primary earnings per
  share . . . . . . . . . . . . . . . .     $   2.33        $   2.67        $   2.65        $  2.43(2)   $   2.31(3)     $   2.15
                                            ========        ========        ========        =======      ========        ========


Balance Sheets:                                                                       August 31,
                                             --------------------------------------------------------------------------------------
                                              1994(1)    1994 Pro forma(1)      1993          1992          1991          1990
                                              ----       --------------         ----          ----          ----          ----
                                                           (unaudited)
                                                                               (Dollars in thousands)
Cash and invest-
  ments . . . . . . . . . . . . . . . .     $430,048        $430,048        $384,489       $355,612      $241,915        $153,201
Working capital . . . . . . . . . . . .      294,336         307,232         286,348        273,086       126,489(4)      125,119
Total assets  . . . . . . . . . . . . .      569,562         630,293         535,546        498,240       500,834         406,950
Long-term debt  . . . . . . . . . . . .           --              --              --             --        97,238(4)       90,683
Stockholders'
  equity  . . . . . . . . . . . . . . .      459,077         471,973         394,173        342,919       241,655         146,402
                                            ========        ========        ========       ========      ========        ========

___________________________

(1) The results of operations for fiscal 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. The one-time impact of adopting such change was to cause revenues, income from operations, income before provision for income taxes, net income and primary earnings per share to be approximately $60.7 million, $20.6 million, $20.6 million, $12.9 million and $.34 lower, respectively, than they would have been under the Company's prior revenue recognition practice. Such revenues will be recognized in subsequent periods under the modified accounting practice. The unaudited 1994 pro forma data are presented for comparison purposes only and represent the results of operations and balance sheet information assuming the Company's prior revenue recognition practice had been in effect in the fourth fiscal quarter of 1994. See Note 1 of Notes to Consolidated Financial Statements.

(2) Net income and primary earnings per share include the effect of a net loss from the deconsolidated operations of Buffalo Broadcasting Co. Inc. ("Buffalo"), a former subsidiary of the Company, of approximately $7.7 million and $.20, respectively. See Note 2 of Notes to
     Consolidated Financial Statements.

(3) Net income and primary earnings per share include the effect of an extraordinary loss of approximately $2.6 million and $.07, respectively, in fiscal 1991, as a result of the write-off of King World's investment in Financial News Network, Inc.

(4) Working capital in fiscal 1991 reflects the reduction of $97.2 million of long-term debt, which was reclassified as a current liability.
     Such long-term debt was collateralized by all of the assets of Buffalo and King World's stock in Buffalo. Such long-term debt was restructured in fiscal 1992, as a result of which Buffalo was deconsolidated from King World's financial statements. See Note 2 of Notes to Consolidated Financial Statements.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

          The Company's revenues consist principally of fees from the licensing of syndicated television programs and series which may be in the form of cash, retained advertising time or both. In addition, revenues include fees from the sale of advertising time on programs distributed to television stations by others.

          Historically, King World has followed a practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). This practice has had the effect of creating variations in the Company's reported revenues and earnings from quarter to quarter, corresponding to the greater or smaller number of shows that were produced in a particular quarter, which were not necessarily indicative of longer term trends in the Company's business.

          In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which has been accounted for prospectively as a change in accounting estimate as opposed to a change in accounting principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming and in some cases several months after the programming is produced, the effect of adopting the modified practice will be to cause revenues from certain series to be recognized closer to the air date than under the prior practice. This effect is greater for Wheel of Fortune and Jeopardy!, which have a longer lag time between production and satellite transmission, and less for The Oprah Winfrey Show, Inside Edition, American Journal and Rolonda, which are produced closer to the time the shows are transmitted to the licensee. In addition, the accounting change will eliminate the quarterly revenue and earnings fluctuations that resulted from variations in production schedules.

          The one-time impact of adopting the change was to cause fourth quarter fiscal 1994 revenues, net income and earnings per share to be approximately $60.7 million, $12.9 million and $.34 lower, respectively, than they would have been under the prior practice, with no impact on cash flow. Such revenues will be recognized in subsequent periods under the modified accounting practice.

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings. That portion of recognized revenue that is to be paid to the producers and owners of the licensed program material is accrued as the license fees are earned. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1994 AND FISCAL 1993

Revenues

          Due to the adoption of the accounting change referred to above, the Company's revenues for the fiscal year ended August 31, 1994 increased by 1% over the prior year. Had revenues in the fourth quarter of fiscal 1994 been recognized on a basis comparable to prior periods, revenues for fiscal 1994 would have been approximately 14% higher than fiscal 1993, due primarily to the introduction of new shows produced and distributed by the Company (American Journal, which debuted in September 1993, and Rolonda, which debuted in January 1994, and The Les Brown Show, which debuted in September 1993 and was cancelled in January 1994), increased cash license fees from The Oprah Winfrey Show and Inside Edition and, to a lesser extent, an increase in revenues derived from the sale of retained advertising time on Wheel of Fortune, Jeopardy! and Inside Edition.

          The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 41%, 17%, 15% and 9%, respectively, of the Company's revenues for fiscal 1994, compared to 39%, 24%, 20% and 8%, respectively, for the prior year. American Journal, Rolonda and The Les Brown Show accounted for approximately 5%, 2% and 2%, respectively, of the Company's revenues for fiscal 1994. The decreases in the relative contri-butions of Wheel of Fortune and Jeopardy! to the Company's fiscal 1994 revenues are primarily attributable to the impact of the accounting change, which had the effect of decreasing fourth quarter revenues derived from these two series. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approxi-mately 36%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1994. American Journal, Rolonda and The Les Brown Show would have accounted for approximately 4%, 2%, and 1%, respectively, of the Company's revenues for fiscal 1994.

Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; and production and distribution costs for first-run syndicated programming. The share of license fees payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

          Producers' fees, programming and other direct operating costs increased by approximately 5% for fiscal 1994 compared with fiscal 1993. Because the recognition of these costs and expenses generally coincides with the recognition of the revenues with which they are associated, the adoption of the modified accounting practice in the fourth quarter of fiscal 1994 caused the increase in producers' fees, programming and other direct operating costs in fiscal 1994 to be substantially lower than it would have been under the prior revenue recognition practice. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, producers' fees, programming and other direct operating costs would have increased by approximately 20% in fiscal 1994 over the prior year, primarily as a result of production costs associated with American Journal, Rolonda and The Les Brown Show, and as a result of the higher level of revenues generated by The Oprah Winfrey Show, of which the producer was entitled to a greater percentage in the 1993-1994 broadcast season compared with the prior season.

Selling, general and administrative expenses

          Selling, general and administrative expenses for fiscal 1994 increased by approximately 27% over the prior year. The increase is primarily attributable to advertising and promotion costs associated with American Journal, Rolonda and The Les Brown Show and higher promotion expenditures for The Oprah Winfrey Show. (During fiscal 1993, no new shows were introduced.) To a lesser extent, the increase is attributable to payment of the new show bonuses and reserves for the other executive bonuses referred to below.

          In December 1993, the Company entered into new employment agreements with four executive officers. The agreements provide, among other things, for new bonuses that are intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), including bonuses payable upon the introduction of new shows and bonuses contingent upon the Company's Common Stock achieving specified target prices during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Common Stock price exceeds the specified target prices during the applicable measurement periods.

          As of August 31, 1994, the first measurement date for such bonuses, the applicable target prices of the Company's Common Stock for certain of such bonuses had not been met. However, as of such date, the Company provided for the probability that such target prices will be met in future measurement periods and such bonuses will be paid pursuant to the terms of such employment agreements.

Net income and primary earnings per share

          The Company's operating income for fiscal 1994 decreased by approximately 15% compared to the prior year, primarily due to the change in accounting practice adopted by the Company in the fourth quarter of fiscal 1994. But for such change, the Company's operating income would have been slightly less than 2% below the prior year. The accounting change further resulted in a 13% decrease in net income, which, but for the accounting change, would have been approximately equal to that of the prior year, reflecting higher interest income earned on the Company's cash and investments due to a higher level of investments in fiscal 1994 and moderate increases in interest rates over the prior year, offset by a slight decrease in operating income. Primary earnings per share, which decreased by $.34 due to the accounting change, would have been slightly higher than fiscal 1993 had the prior method of revenue recognition been employed in the fourth quarter of fiscal 1994, due to a smaller number of shares outstanding as a result of the Company's ongoing stock repurchase program.

COMPARISON OF FISCAL 1993 AND FISCAL 1992

Revenues

          The Company's revenues for the year ended August 31, 1993 decreased by approximately 6% over the prior year. The reduction was primarily due to reduced cash license fees from Wheel of Fortune and, to a lesser extent, Jeopardy!, reflecting lower license fees per show and the production of a smaller number of Wheel of Fortune and Jeopardy! shows in fiscal 1993 as compared to the prior year. Revenues were further reduced due to the cancellation of Candid Camera, which was not renewed for the 1992-1993 broadcast season. These decreases were partially offset by increases in cash license fees from The Oprah Winfrey Show and Inside Edition, due to higher license fees per show. In addition, revenues derived from the sale of retained advertising time on all shows increased on a per show basis, reflecting a general improvement in the market for television advertising time.

          The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 39%, 24%, 20% and 8%, respectively, of the Company's revenues for fiscal 1993, compared to 34%, 28%, 20% and 7%, respectively, for the prior year. Revenues from Candid Camera accounted for approximately 4% of the Company's revenues for fiscal 1992.

Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs decreased for fiscal 1993, primarily as a result of decreased revenues from Wheel of Fortune and Jeopardy!, a portion of which is payable to the producer of such programming, and the elimination of production costs associated with Candid Camera. This decrease was partially offset by increased participation fees paid to the producer of The Oprah Winfrey Show, due to the higher level of revenues generated by the show.

Selling, general and administrative expenses

          Selling, general and administrative expenses for fiscal 1993 were comparable to fiscal 1992. Advertising and promotion expenditures decreased in fiscal 1993 compared to fiscal 1992, primarily as a result of substantially higher advertising and promotion expenditures in fiscal 1992 associated with the introduction of Candid Camera and higher advertising and promotion expenditures for the 1991-1992 season of The Oprah Winfrey Show. However, such decrease was offset by increases in other areas, primarily increased costs associated with the development of American Journal and The Les Brown Show, two new programs produced and distributed by King World that debuted in first-run syndication in September 1993.

Net income and primary earnings per share

          The Company's income before provision for income taxes decreased slightly in fiscal 1993 compared to the prior year. This was due to the factors discussed above and slightly lower interest income, reflecting lower interest rates in fiscal 1993, increased levels of tax-exempt investments by the Company (which generally have lower yields than taxable investments of a similar nature) and the use of cash (which had been invested in interest-bearing instruments) to repurchase Common Stock. The Company's 1993 financial statements also reflect a slightly lower effective tax rate, which resulted, despite an increase in the Federal tax rate (enacted in the Company's fourth fiscal quarter but effective retroactively as of January 1, 1993), primarily from the increased levels of tax-exempt investments.

          In addition, the Company's 1993 financial statements reflect the absence of the results of operations of Buffalo Broadcasting Co. Inc. ("Buffalo"), formerly a wholly-owned subsidiary of the Company, which was deconsolidated from the Company's financial statements as a result of a financial restructuring of Buffalo effective August 4, 1992. The results of operations of Buffalo decreased net income by $7.7 million and primary earnings per share by $.20 in fiscal 1992.

          Overall, net income for fiscal 1993 increased by $7.1 million or approximately 7% over the prior year. As a result of such increase in net income and the smaller weighted average number of shares outstanding following the Company's repurchases of Common Stock in fiscal 1993, primary earnings per share increased by $.22, or approximately 9%, in fiscal 1993 compared to the prior year.

          The Company's results of operations are highly dependent upon the viewing preferences of television audiences and the Company's ability to acquire distribution rights to, or itself produce, television programming that achieves broad and enduring audience acceptance. The success of the Company's programming could be significantly affected by changes in viewer preferences or the unavailability of new programming or talent. Moreover, the amount of revenue derived from the sale of retained advertising time is dependent upon a large number of factors, such as household ratings, the demographic composition of the viewing audience and economic conditions in general and in the advertising business in particular. In the recent past, the advertising market has been somewhat depressed, although conditions generally improved in fiscal 1993 compared to fiscal 1992 and the improve-ment continued into fiscal 1994.

          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1993-1994 and 1994-1995 broadcast seasons. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

          The Company believes that the impact of inflation on its operations has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded substantially all programming acquisition, development and production costs and advances from its operations.

          As King World has developed and produced its own programming for syndication, it has assumed a greater portion of the risk associated with the introduction of new series. The introductions of American Journal and The Les Brown Show in the 1993-1994 broadcast season, and Rolonda, which premiered in January 1994, have necessitated the expenditure by King World of substantial amounts to fund development, production and promotion costs. The Company has funded and intends to continue to fund such costs out of its internal cash resources.

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and became obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generated by the series in such periods. Harpo's participation fees for the 1993-1994 broadcast season exceeded such minimum amounts for the 1993-1994 and 1994-1995 broadcast seasons. The loan is due in two installments of $8,625,000 each, one of which was paid in July 1994 and the other of which is due in July 1995.

          Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, will be substantially higher than those cur-rently in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. The Company has paid Harpo a $60,000,000 advance against its minimum participation fees for the 1995-1996 broadcast season. Based on the license agreements in place for the 1995-1996 broadcast season, the revenues from the series will be sufficient to cover such amount.

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

          In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. As of October 31, 1994, the Company had repurchased an aggregate 40,000 shares in fiscal 1995 for aggregate consideration of approximately $1.44 million (or approximately $36.00 per share), and as a result, as of such date, there were 441,700 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

Commitments and receivables

          The Company has entered into agreements with television stations for the future distribution of program material in television seasons commencing with the 1994-1995 season and extending as far into the future as the 1999-2000 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 31, 1994, the gross amount of license fees under such agreements approximated
$2.1 billion, of which approximately $1.2 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1994 is subject to the satisfaction of several condi-tions, including, with respect to amounts attributable to The Oprah Winfrey Show, the agreement of the producer and Ms. Winfrey to continue to produce and host the show after the 1995-1996 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

          As of August 31, 1994 and 1993, the Company's accounts receivable amounted to approximately $41.4 million and $102.2 million, respectively (net of allowance for doubtful accounts and unamortized discount to present value), substantially all of which was due within one year. The lower level of receivables as of August 31, 1994 compared with August 31, 1993 is attributable to the change in revenue recognition practice adopted in the fourth quarter of fiscal 1994. See Note 1 of Notes to Consolidated Financial Statements.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Financial Statements and Supplementary Data listed in the accompanying Index to Consolidated Financial Statements and Schedules which appear elsewhere in this Annual Report. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                            Page
                                                            ----
Report of Independent Public Accountants . . . . . . . .    31

Consolidated Balance Sheets as of August 31, 1994
  and 1993 . . . . . . . . . . . . . . . . . . . . . . .    32

Consolidated Statements of Income for the years
  ended August 31, 1994, 1993 and 1992 . . . . . . . . .    34

Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1994, 1993 and 1992 . . . .    35

Consolidated Statements of Cash Flows for the years
  ended August 31, 1994, 1993 and 1992 . . . . . . . . .    36

Notes to Consolidated Financial Statements . . . . . . .    37

Schedule I - Long-term Investments as of
  August 31, 1994 and 1993 . . . . . . . . . . . . . . .    53

                    Report of Independent Public Accountants


To King World Productions, Inc.:

          We have audited the accompanying consolidated balance sheets of King World Productions, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King World Productions, Inc. and subsidiaries as of August 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1994, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   Arthur Andersen LLP

New York, New York
October 31, 1994

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 August 31,
                                           ----------------------
                                             1994          1993
                                           --------      --------
                                           (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .    $341,857      $300,219
  Accounts receivable (net of
    allowance for doubtful accounts
    of $4,412 and $4,212 in 1994 and
    1993, respectively) . . . . . . . .      41,231       101,667

  Producer loans, advances and
    deferred costs  . . . . . . . . . .      21,314        25,600

  Other current assets  . . . . . . . .         419           235
                                           --------      --------
    Total current assets  . . . . . . .     404,821       427,721
                                           --------      --------

LONG-TERM INVESTMENTS, at
    cost, which approximates market . .      88,191        84,270
                                           --------      --------

FIXED ASSETS, at cost:
  Furniture and office equipment  . . .       7,028         6,766
  Leasehold improvements  . . . . . . .       1,959         2,195
  Film and videotape masters  . . . . .       1,644         1,423
                                           --------      --------
                                             10,631        10,384

  Less-accumulated depreciation and
    amortization  . . . . . . . . . . .      (9,099)       (8,573)
                                           --------      --------
                                              1,532         1,811
                                           --------      --------

OTHER ASSETS:
  Producer loans and advances . . . . .      65,500        11,625
  Other non-current assets  . . . . . .       9,518        10,119
                                           --------      --------
                                             75,018        21,744
                                           --------      --------

                                           $569,562      $535,546
                                           ========      ========



                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   August 31,
                                              -------------------
                                                1994       1993
                                              --------   --------
                                             (Dollars in thousands)
CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . .      $  14,780  $   7,832
  Payable to producers and others . . .         69,647    109,016
  Income taxes payable:
    Current . . . . . . . . . . . . . .         23,506     13,559
    Deferred  . . . . . . . . . . . . .          2,552     10,966
                                             ---------  ---------
      Total current liabilities . . . .        110,485    141,373
                                             ---------  ---------


COMMITMENTS AND CONTINGENCIES
  (Note 5)


STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued . . . . . . . . . . . .         --          --
  Common stock, $.01 par value;
    75,000,000 shares authorized,
    49,722,218 shares and 49,505,363
    shares issued in 1994 and 1993,
    respectively  . . . . . . . . . . .            497        495
  Paid-in capital . . . . . . . . . . .         82,171     76,647
  Retained earnings . . . . . . . . . .        665,339    577,039
  Treasury stock, at cost; 12,960,894
    and 12,207,794 shares in 1994 and
   1993, respectively . . . . . . . . .       (288,930) (260,008)
                                             ---------  --------

                                               459,077    394,173
                                             ---------  ---------

                                             $ 569,562  $ 535,546
                                             =========  =========





                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                            Year Ended August 31,
                                        -----------------------------
                                          1994(1)   1993      1992
                                        --------  --------  --------
                                        (Dollars in thousands except
                                              per share data)
REVENUES  . . . . . . . . . . . . . . .  $480,659  $474,312  $503,174
                                         --------  --------  --------

EXPENSES:
  Producers' fees, programming and
    other direct operating costs  . . .   279,465   265,357   291,976
  Selling, general and admini-
    strative expenses . . . . . . . . .    73,616    58,005    58,717
                                         --------  --------  --------
                                          353,081   323,362   350,693
                                         --------  --------  --------

  Income from operations  . . . . . . .   127,578   150,950   152,481

INTEREST AND DIVIDEND INCOME  . . . . .    13,261    11,642    12,244
                                         --------  --------  --------

  Income before provision for
    income taxes  . . . . . . . . . . .   140,839   162,592   164,725


PROVISION FOR INCOME TAXES  . . . . . .    52,539    60,656    62,178


NET LOSS FROM DECONSOLIDATED
  OPERATION (Note 2)  . . . . . . . . .        --        --    (7,667)
                                         --------  --------  --------


  Net income  . . . . . . . . . . . . .  $ 88,300  $101,936  $ 94,880
                                         ========  ========  ========


PRIMARY EARNINGS PER SHARE  . . . . . .  $   2.33  $   2.65  $   2.43
                                         ========  ========  ========



____________________

(1) The results of operations for fiscal 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. See Note 1.





                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                    -----------------------        Paid-in      Retained       Treasury
                                      Shares            $          Capital      Earnings         Stock
                                    ----------         ----        -------      --------       ---------
                                                          (Dollars in thousands)
Balance -
  August 31, 1991 . . . . . .       47,254,921         $473        $23,013      $380,223      $ (162,054)
  Amortization of deferred
    compensation  . . . . . .               --           --          3,390            --              --
  Exercise of stock options .          118,771            1          2,993            --              --
  Net income  . . . . . . . .               --           --             --        94,880              --
                                    ----------         ----        -------      --------      ----------
Balance -
  August 31, 1992 . . . . . .       47,373,692          474         29,396       475,103        (162,054)
  Amortization of deferred
    compensation  . . . . . .               --           --          2,898            --              --
  Exercise of stock
    options . . . . . . . . .        2,131,671           21         44,353            --              --
  Purchase of treasury stock                --           --             --            --         (97,954)
  Net income  . . . . . . . .               --           --             --       101,936              --
                                    ----------         ----        -------      --------      ----------
Balance -
  August 31, 1993 . . . . . .       49,505,363          495         76,647       577,039        (260,008)
  Amortization of deferred
    compensation  . . . . . .               --           --            152            --              --
  Exercise of stock options .          216,855            2          5,372            --              --
  Purchase of Treasury Stock                --           --             --            --         (28,922)
  Net income  . . . . . . . .               --           --             --        88,300              --
                                    ----------         ----        -------      --------      ----------
Balance -
  August 31, 1994 . . . . . .       49,722,218         $497        $82,171      $665,339      $ (288,930)
                                    ==========         ====        =======      ========      ==========



                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended August 31,
                                             ---------------------------------------
                                               1994            1993           1992
                                             --------        --------       --------
                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .      $ 88,300        $101,936       $ 94,880

    Items not affecting cash:
      Net loss from deconsolidated
        operation . . . . . . . . . . .            --              --          7,667
      Depreciation and amortization . .           577           1,845          1,701
      Non-current deferred income
        taxes . . . . . . . . . . . . .            --           2,001          1,372
      Amortization of deferred
        compensation  . . . . . . . . .           152           2,898          3,390
      Effect of deconsolidated
        operation . . . . . . . . . . .            --              --        (10,734)
      Change in assets and liabilities,
        net of deconsolidated operation:
        Accounts receivable . . . . . .        60,298          (2,862)        (4,067)
        Producer loans, advances
          and deferred costs  . . . . .       (49,589)         (1,092)         8,836
        Accounts payable and accrued
          liabilities . . . . . . . . .         6,948             466          2,183
        Payable to producers and
          others  . . . . . . . . . . .       (39,369)          1,733         (1,799)
        Income taxes payable  . . . . .         1,533         (16,147)         8,890
      Other, net  . . . . . . . . . . .           554             867         (1,290)
                                             --------        --------       --------
  Net cash provided by operating
    activities  . . . . . . . . . . . .        69,404          91,645        111,029
                                             --------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments . . . . . . .        (3,921)        (47,240)       (44,530)
  Additions to fixed assets . . . . . .          (567)         (1,688)          (263)
  Other . . . . . . . . . . . . . . . .           270              --            (63)
                                             --------        --------       --------
  Net cash used in investing
    activities  . . . . . . . . . . . .        (4,218)        (48,928)       (44,856)
                                             --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock . . . . . . . . . . . . . . .         5,374          44,374          2,994
  Purchase of treasury stock  . . . . .       (28,922)        (97,954)            --
                                             --------        --------       --------
  Net cash (used in) provided by
    financing activities  . . . . . . .       (23,548)        (53,580)         2,994
                                             --------        --------       --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  . . . . . . . .        41,638         (10,863)        69,167
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR . . . . . . . . . .       300,219         311,082        241,915
                                             --------        --------       --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR . . . . . . . . . . . . .      $341,857        $300,219       $311,082
                                             ========        ========       ========



                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of significant accounting policies

Principles of consolidation

          The accompanying consolidated financial statements include the accounts of King World Productions, Inc. and its subsidiaries, including, prior to the fiscal year ended August 31, 1992, Buffalo Broadcasting Co. Inc. ("Buffalo"), the operator of WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, which the Company acquired on December 5, 1988. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World Productions, Inc. ("King World") and its consolidated subsidiaries.

Revenue recognition

          Historically, King World has followed a practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). This practice has had the effect of creating variations in the Company's reported revenues and earnings from quarter to quarter, corresponding to the greater or smaller number of shows that were produced in a particular quarter, which were not necessarily indicative of longer term trends in the Company's business.

          In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which has been accounted for prospectively as a change in accounting estimate as opposed to a change in accounting principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the pro-gramming and in some cases up to three months after the programming is produced, the effect of adopting the modified practice will be to cause revenues from certain series to be recognized closer to the air date than under the prior practice. This effect is greater for Wheel of Fortune and Jeopardy!, which have a longer lag time between production and satellite transmission, and less for The Oprah Winfrey Show, Inside Edition, American Journal and Rolonda, which are produced closer to the time the shows are transmitted to the licensee. In addition, the account-

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

ing change will eliminate the quarterly revenue and earnings fluctuations that resulted from variations in production schedules.

          The one-time impact of adopting the change was to cause fourth quarter fiscal 1994 revenues, net income and earnings per share to be approximately $60.7 million, $12.9 million and $.34 lower, respectively, than they would have been under the prior practice, with no impact on cash flow. Such revenues will be recognized in subsequent periods under the modified accounting practice.

          The following pro forma financial information assumes the Company's prior revenue recognition practice was in effect for the fourth quarter of fiscal 1994:

                                                     Year Ended August 31,
                                          ------------------------------------------
                                          1994 Pro forma       1993           1992
                                          --------------     --------        -------
                                           (unaudited)
                                          (Dollars in thousands except per share data)
Revenues  . . . . . . . . . . . . . .        $541,390        $474,312       $503,174
Income from operations  . . . . . . .         148,151         150,950        152,481
Income before provision for
  income taxes  . . . . . . . . . . .         161,412         162,592        164,725
Net income  . . . . . . . . . . . . .         101,196         101,936         94,880
                                             ========        ========       ========

Primary earnings per
  share . . . . . . . . . . . . . . .        $   2.67        $   2.65       $   2.43
                                             ========        ========       ========


          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings. That portion of recognized revenue that is to be paid to the producers and owners of the licensed program material is accrued as the license fees are earned.

          License fees for non-first-run syndicated properties are recognized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period.

          The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopar-

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

dy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 41%, 39% and 34% of revenues in fiscal 1994, 1993 and 1992, respectively. Wheel of Fortune accounted for approximately 17%, 24% and 28% of revenues in fiscal 1994, 1993 and 1992, respectively. Jeopardy! accounted for approximately 15%, 20% and 20% of revenues in fiscal 1994, 1993 and 1992, respectively. Inside Edition accounted for approximately 9%, 8% and 7% of revenues in fiscal 1994, 1993 and 1992, respectively. American Journal, which debuted in September 1993, Rolonda, which debuted in January 1994, and The Les Brown Show, which debuted in September 1993 but was cancelled in January 1994, accounted for approximately 5%, 2% and 2%, respectively, of the Company's revenues for fiscal 1994. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, and Inside Edition would have accounted for approximately 36%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1994. American Journal, Rolonda and The Les Brown Show would have accounted for approximately 4%, 2% and 1%, respectively, of the Company's revenues for fiscal 1994.

          The Company distributes The Oprah Winfrey Show pursuant to an agreement with Harpo, Inc. ("Harpo"), the producer of the series. Under the terms of the agreement, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, will be substantially higher than those currently in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series.

          The Company's agreements with Columbia TriStar Television (formerly Merv Griffin Enterprises) provide that the Company shall be the exclusive distributor for Wheel of Fortune and Jeopardy! so long as the Company has obtained sufficient broadcast commitments to cover production and distribution costs and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for "strip" first-run

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.


Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable to producers and talent; and production and distribution costs for first-run syndicated programming. The share of license fees payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Selling, general and administrative expenses

          Selling, general and administrative expenses include advertising and promotion costs associated with programming distributed by the Company, which amounted to $29,824,000, $22,783,000 and $25,249,000 in fiscal 1994, 1993 and
1992, respectively.

Cash equivalents

          Cash equivalents are comprised principally of short-term municipal obligations, money market funds, money market preferred investments, commercial paper and United States Treasury and other agency obligations, and are carried at cost, which approximates market. For purposes of the consolidated statements of cash flows, the Company considers its highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable

          A provision for doubtful accounts of $200,000, $500,000 and $391,000 was recorded in fiscal 1994, 1993 and 1992, respectively. No material write-offs to the reserve have been made.

Producer loans, advances and deferred costs

          Producer advances and deferred costs includes production and promotion costs, as well as talent and producer partici-

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

pation advances, in connection with certain first-run syndicated programs distributed by the Company for broadcast during seasons subsequent to August 31, 1994. Such costs are charged to expense as the revenues from such programs are earned. Advances are recouped from the share of revenues payable by the Company to producers, talent and others.

          In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and became obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generated by the series in such periods. Harpo's participation fees for the 1993-1994 broadcast season exceeded such minimum amounts for the 1993-1994 and 1994-1995 broadcast seasons. The loan is due in two installments of $8,625,000 each, one of which was paid in July 1994 and the other of which is due in July 1995.

          In connection with the extension of Harpo's commitment to produce The Oprah Winfrey Show for the 1995-1996 broadcast season, the Company paid Harpo a $60,000,000 advance against its minimum participation fees for such season. Based on the license agreements in place for the 1995-1996 broadcast season, the revenues from the series will be sufficient to cover such amount.

Long-term investments

          Long-term investments are comprised principally of intermediate-term municipal obligations and United States Treasury and other agency obligations whose maturities are in excess of one year, and are carried at cost, which approximates market.

Fixed assets

          Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes, with estimated useful lives of 3 to 5 years for furniture and office equipment and 5 years for film and videotape masters. Leasehold improvements are amortized over the shorter of their useful lives and the lease term. Depreciation and amortization expense was approximately $527,000, $1,437,000 and $1,130,000 in fiscal 1994, 1993 and 1992, respectively.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Stockholders' equity

          Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,862,000, 38,408,000 and 39,017,000 for the fiscal years ended August 31, 1994, 1993 and 1992, respectively, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of the year. The difference between primary and fully diluted earnings per share for each such fiscal year was not significant.

          The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.01 par value. The Board of Directors is empowered, without further stockholder approval, to establish from time to time one or more series of Preferred Stock and to determine the powers, preferences and special rights of any unissued series of Preferred Stock, including voting rights, dividend rights, terms of redemption, liquidation preferences, conversion rights and the designation of any such series.

Industry segments and customers

          As discussed in Note 2, as a result of the deconsolidation of Buffalo from the Company's financial statements, the Company operates in one business segment, television programming. The Company's major customers and principal facilities are located within the United States. In the 1994, 1993 and 1992 fiscal years, approximately 11%, 13% and 11%, respectively, of the Company's revenues were derived from license fees under contracts with a single broadcast group.

(2) Buffalo Broadcasting Co. Inc.

          Buffalo entered into a Restructuring Agreement dated as of April 30, 1992 with its lenders and a newly formed subsidiary of King World, Buffalo Management Enterprises Co. Inc., providing for a financial restructuring of Buffalo (the "Restructuring"). The Restructuring became effective on August 4, 1992. Buffalo's lenders and equity holders have indicated their intention to consummate a sale of Buffalo or its assets before June 30, 1998.

          As a result of the Restructuring, Buffalo ceased to be a consolidated subsidiary of King World. The net losses of Buffalo for the period ended August 4, 1992, including related tax effects of the deconsolidation, have been separately classified in the accompanying statement of income for the 1992 fiscal year. Buffalo's net losses amounted to approximately $7.7

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million in fiscal 1992, which had the effect of decreasing primary earnings per share by $.20 for such fiscal year. King World's remaining investment in the equity of Buffalo is carried at cost.

(3) Pension and profit sharing plans

          Effective September 1992, the King World Productions, Inc. Money Purchase Pension Plan was renamed the King World Productions, Inc. Retirement Savings Plan and was modified to include an employee pre-tax salary deferral contribution program under Section 401(k) of the Internal Revenue Code, with an employer matching contribution not to exceed 3% of annual compensation per employee, and a revised employer fixed contribution equal to 3% of annual salary per employee, subject to a maximum total employer contribution of approximately $10,000 per employee for fiscal 1994. The plan covers substantially all of the Company's employees.

          Contributions by the Company to the plan and its predecessor plan were approximately $576,000, $516,000 and $400,000 in fiscal 1994, 1993 and 1992, respectively.

(4) Income taxes

          The components of the Company's provision for income taxes are summarized below:

                                                   Year Ended August 31,
                                           -------------------------------------
                                            1994           1993           1992
                                           -------        -------        -------
                                                  (Dollars in thousands)
Federal:
  Current . . . . . . . . . . . .          $51,176        $47,480        $50,382
  Deferred  . . . . . . . . . . .           (7,867)         1,939            232
                                           -------        -------        -------
                                            43,309         49,419         50,614
                                           -------        -------        -------

State and local:
  Current . . . . . . . . . . . .            9,777         11,091         11,546
  Deferred  . . . . . . . . . . .             (547)           146             18
                                           -------        -------        -------
                                             9,230         11,237         11,564
                                           -------        -------        -------

      Total . . . . . . . . . . .          $52,539        $60,656        $62,178
                                           =======        =======        =======


          The Company reports income tax data in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The impact of the Company's adopting this Statement in fiscal 1993 on the consolidated financial statements was not significant.

Deferred income taxes and benefits are provided for income and expense items recognized in different years for tax return and

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Income taxes (continued)

financial reporting purposes. For fiscal years prior to 1994, such deferred income taxes arose primarily due to differences in the revenue recognition methods employed by the Company with respect to license fee income. As of August 31, 1993, the tax effect of this temporary difference, which gives rise to a deferred tax liability, amounted to approximately $7.3 million. No other temporary differences give rise to significant deferred tax assets or liabilities.

          As discussed in Note 1, in the fourth quarter of fiscal 1994 the Company prospectively adopted a change in accounting for revenue recognition. As a result of such change, license fees are now recognized in the same year for tax return and financial reporting purposes. Accordingly, as of August 31, 1994, no temporary difference existed with respect to this item.

          The current provision in each period presented above does not include reductions to income taxes payable attributable to the exercise of stock options. See Note 6.

          As part of the Revenue Reconciliation Act of 1993, the Federal tax rate on large corporations was increased from 34% to 35% effective retroactively as of January 1, 1993. For fiscal 1993, this resulted in a blended rate for the Company of 34.67%. Following is a reconciliation of the Company's provision for income taxes to the tax computed at the U.S. statutory rate:

                                         Year Ended August 31,
                                      ---------------------------
                                       1994      1993      1992
                                      -------   -------   -------
                                        (Dollars in thousands)
Tax at U.S. statutory
  rate  . . . . . . . . . . . . .     $49,293   $56,371   $56,006
State tax provision, net
  of Federal benefit  . . . . . .       6,000     7,341     7,632
Tax-exempt interest and
  dividend income . . . . . . . .      (3,367)   (2,723)   (1,774)
Other, net  . . . . . . . . . . .         613      (333)      314
                                      -------   -------   -------
                                      $52,539   $60,656   $62,178
                                      =======   =======   =======

          As discussed in Note 2, Buffalo completed a financial restructuring on August 4, 1992. As a result, Buffalo was deconsolidated from the Company's financial statements and is no longer included in the Company's consolidated Federal income tax return.

          Income taxes paid approximated $49.8 million, $62.1 million and $56.1 million in fiscal 1994, 1993 and 1992, respectively.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Commitments and contingencies

License fees

          The Company has entered into agreements with television stations for the future distribution of program material in television seasons commencing with the 1994-1995 season and extending as far into the future as the 1999-2000 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 31, 1994, the gross amount of license fees under such agreements approximated $2.1 billion, of which approximately $1.2 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1994 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the agreement of the producer and Ms. Winfrey to continue to produce and host the show after the 1995-1996 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

Operating leases

          Rent expense under operating leases covering office facilities, production studios and equipment amounted to $2,599,000, $2,908,000 and $2,883,000 for fiscal 1994, 1993 and 1992, respectively. Office and studio leases are subject to price escalations for certain costs. Aggregate future minimum rental commitments for these leases as of August 31, 1994 were as follows:

          Year Ending August 31,
          ----------------------
          (Dollars in thousands)

          1995  . . . . . . . . .    $2,175
          1996  . . . . . . . . .     1,397
          1997  . . . . . . . . .       982
          1998  . . . . . . . . .       691
          1999  . . . . . . . . .       --

Employment and production agreements

          As of August 31, 1994, the Company had entered into employment agreements and agreements with independent contractors relating to programming being or to be produced by King World

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Commitments and contingencies (continued)

which provide for aggregate minimum annual compensation as follows:

          Year Ending August 31,
          ----------------------
          (Dollars in thousands)

          1995  . . . . . . . . .   $18,051
          1996  . . . . . . . . .     2,863
          1997  . . . . . . . . .       175
          1998  . . . . . . . . .       --
          1999  . . . . . . . . .       --

          In December 1993, the Company entered into new employment agreements with four executive officers. The agreements provide, among other things, for new bonuses that are intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), including bonuses payable upon the introduction of new shows and bonuses contingent upon the Company's Common Stock achieving specified target prices during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Common Stock price exceeds the specified target prices during the applicable measurement periods.

          As of August 31, 1994, the first measurement date for such bonuses, the applicable target prices of the Company's Common Stock for certain of such bonuses had not been met. However, as of such date, the Company provided for the probability that such target prices will be met in future measurement periods and such bonuses will be paid pursuant to the terms of such employment agreements.

Legal matters

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position of the Company.

(6) Stock plans

     In fiscal 1994, the Company adopted the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Option/Stock Plan"), which amended and restated the Company's 1989 Stock Option and Restricted Stock Purchase Plan and reserved 1,500,000 additional shares for grants and awards thereunder. The Option/Stock Plan provides for grants of incentive stock

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Stock plans (continued)

options ("ISOs") and non-qualified stock options, as well as awards of shares of restricted stock, subject to certain conditions. The Option/Stock Plan is currently administered by the Compensation Committee of the Board of Directors.

     For ISOs granted pursuant to the Option/Stock Plan, the exercise price of options may not be less than the fair market value of the shares on the date of grant and the options may not have a term in excess of ten years. The Compensation Committee has the power to determine the vesting periods for options granted under the Option/Stock Plan. Only full-time employees of the Company and its subsidiaries may be granted ISOs under the Option/Stock Plan. ISOs granted under the Option/Stock Plan are intended to qualify as "incentive stock options" within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code").

     For non-qualified options granted pursuant to the Option/Stock Plan, the exercise price of options may be more than, less than or equal to the fair market value of the shares on the date of grant (in the discretion of the Compensation Committee), and the options may be immediately exercisable (in the discretion of the Compensation Committee) and may not have a term in excess of ten years and one day. Employees, directors and officers of, and consultants or suppliers to, the Company and its subsidiaries may be granted non-qualified options under the Option/Stock Plan.

     Awards of restricted stock may be granted under the Option/Stock Plan to purchase shares of Common Stock for a price per share that may be more than, equal to or less than the fair market value of such shares on the date of the award. The Compensation Committee has the right to determine vesting provi-sions, transfer restrictions and other conditions or restrictions with respect to each award, including a condition that under certain circumstances the Company may, but is not required to, purchase any shares that have not become vested. To date, no awards of restricted stock have been granted under the Option/Stock Plan or its predecessor plans.

     In fiscal 1989, the Company adopted the Incentive Equity Plan for Senior Executives, pursuant to which an aggregate 2,550,000 shares of Common Stock were reserved for issuance to the Company's Chairman of the Board, President and Chief Executive Officer, and Executive Vice President and Chief Operating Officer, upon the exercise of options granted thereunder. Each of the Chairman and the President was granted non-qualified stock

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Stock plans (continued)

options to purchase 1,200,000 shares of Common Stock, 975,000 at an exercise price of $15.75 (the approximate fair market value on the date of grant) and 225,000 at an exercise price of $.01; the Executive Vice President was granted non-qualified stock options to purchase 150,000 shares of Common Stock, 120,000 at an exercise price of $15.75 and 30,000 at an exercise price of $.01. No additional options may be granted under the Executive Plan.

     The following tables set forth options outstanding as well as options exercisable and available for grant at August 31, 1993 and 1994, and options forfeited and exercised during fiscal 1993 and 1994, together with the option prices:

                                         Option/Stock
                                             Plan
                                 ---------------------------
                                               Non-Qualified          Executive
     Fiscal 1993                  ISOs             Options              Plan
     -----------                 ---------------------------         ----------
Granted . . . . . . . .              --             276,750                --
  Prices ranging:
    From  . . . . . . .              --          $    24.25                --
    To  . . . . . . . .              --          $    34.75                --
Forfeited . . . . . . .              --              47,600                --
Exercised . . . . . . .            34,814           299,857           1,797,000
  Prices ranging:
    From  . . . . . . .          $   1.45        $      .01          $      .01
    To  . . . . . . . .          $  26.59        $    28.50          $    15.75
Outstanding at
  August 31, 1993 . . .           110,550         1,219,734             510,000
Exercisable at
  August 31, 1993 . . .            58,800           482,284             510,000
  Prices ranging:
    From  . . . . . . .          $   7.05        $      .01          $      .01
    To  . . . . . . . .          $  33.63        $    31.63          $    15.75
Available for
 grant at
 August 31, 1993  . . .                     320,198                        --
                                 ---------------------------         ----------

                                         Option/Stock
                                             Plan
                                 ---------------------------
                                               Non-Qualified          Executive
     Fiscal 1994                  ISOs             Options              Plan
     -----------                 ---------------------------         ----------
Granted . . . . . . . .              2,500        1,111,250               --
  Prices ranging:
    From  . . . . . . .          $   37.25       $    25.38               --
    To  . . . . . . . .          $   37.25       $    41.38               --
Forfeited . . . . . . .              2,250          259,400               --
Exercised . . . . . . .              9,000          207,855               --
  Prices ranging:
    From  . . . . . . .          $   15.75       $    10.17               --
    To  . . . . . . . .          $   33.63       $    34.50               --
Outstanding at
  August 31, 1994 . . .            101,800        1,863,729            510,000
Exercisable at
  August 31, 1994 . . .             42,237          527,892            510,000
  Prices ranging:
    From  . . . . . . .          $    7.05       $      .01          $     .01
    To  . . . . . . . .          $   24.17       $    36.38          $   15.75
Available for
 grant at
 August 31, 1994  . . .                     968,098                       --
                                 ---------------------------         ----------

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Stock plans (continued)

          In addition, in connection with the two most recent extensions of the Company's rights to distribute The Oprah Winfrey Show, the Company granted options to the principals of Harpo to purchase an aggregate 1.5 million shares of Common Stock, all of which were fully vested as of August 31, 1994. Options to purchase one million such shares bear exercise prices of $25.50 per share and the remainder bear exercise prices of $33.375 per share. The Company has also agreed to grant the principals of Harpo additional options to purchase an aggregate 250,000 shares of Common Stock with respect to each broadcast season from the 1996-1997 season through the 1999-2000 season for which The Oprah Winfrey Show is produced for distribution by the Company, at a per share exercise price equal to the closing price of the Common Stock on the date Harpo elects to produce such series for such additional season.

          For non-qualified options, the difference between the market price of the Common Stock at the date of grant and the exercise price is treated as deferred compensation and amortized to expense generally over a five year vesting period. Deferred compensation is classified as a component of paid-in capital and is recorded at the date of the grant of the option(s). The amount of deferred compensation arising from such grants and included in paid-in capital at August 31, 1994 and 1993 was not significant. Compensation expense relating to stock option grants of $152,000, $2,898,000 and $3,390,000 was recorded in fiscal 1994, 1993 and 1992, respectively.

          The Company realizes a tax benefit in respect of non-qualified stock options based on the difference between the market price of the Common Stock and the exercise price on the date of exercise. Tax reductions related to compensation expense in excess of that taken for financial reporting purposes are added to paid-in capital in the period of the tax deduction. The amount of such tax reductions added to paid-in capital approximated $1,162,000, $12,765,000 and $2,172,000 in fiscal 1994, 1993 and 1992, respectively.

(7) Stock repurchases

          On December 18, 1992, the Company purchased an aggregate 2,252,000 shares of Common Stock from certain executive officers of the Company at a price per share of $32.50, the closing price of the Common Stock on the New York Stock Exchange on December 17, 1992. The aggregate consideration paid by the Company to such officers (net of the proceeds from option exercises) was approximately $47.1 million. Such purchases were

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Stock repurchases (continued)

financed out of the Company's available cash and liquid investments.

          Also on December 18, 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. As of October 31, 1994, the Company had repurchased an aggregate 40,000 shares in fiscal 1995 for aggregate consideration of approximately $1.44 million (or approximately $36.00 per share), and as a result, as of such date, there were 441,700 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Quarterly financial summaries (unaudited)

                                      1st         2nd        3rd             4th          Fiscal     4th Quarter      Fiscal Year
                                    Quarter     Quarter     Quarter       Quarter(1)      Year(1)    Pro forma(1)     Pro forma(1)
                                   --------    --------    --------       ----------     --------    ------------     ------------
                                                         (Dollars in thousands except per share data)
Fiscal 1994:
Revenues  . . . . . . . . . .      $193,045    $137,138    $111,861        $38,615       $480,659      $99,346         $541,390
Revenues less
  direct costs  . . . . . . .        81,202      55,841      46,197         17,954        201,194       39,230          222,470
Income before
  provision
  for income
  taxes . . . . . . . . . . .        61,463      39,237      31,331          8,808        140,839       29,381          161,412
Net income  . . . . . . . . .        38,722      24,287      19,511          5,780         88,300       18,676          101,196
Primary earnings
  per share . . . . . . . . .      $   1.02    $    .64    $    .52        $   .15       $   2.33      $   .50         $   2.67
                                   ========    ========    ========        =======       ========      =======         ========


                                      1st         2nd        3rd            4th           Fiscal
                                    Quarter     Quarter     Quarter       Quarter          Year
                                   --------    --------    --------       -------         ------
                                             (Dollars in thousands except per share data)
Revenues  . . . . . . . . . .      $169,714    $113,079    $ 87,939       $103,580       $474,312
Revenues less
  direct costs  . . . . . . .        75,891      50,999      40,958         41,107        208,955
Income before
  provision
  for income
  taxes . . . . . . . . . . .        61,114      38,997      29,820         32,661        162,592
Net income  . . . . . . . . .        38,502      24,053      18,649         20,732        101,936
Primary earnings
  per share . . . . . . . . .      $    .98    $    .62    $    .49       $    .55       $   2.65
                                   ========    ========    ========       ========       ========

______________________

(1) Reflects a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. The one-time impact of adopting such change was to cause fourth quarter fiscal 1994 revenues, net income and earnings per share to be approximately $60.7 million, $12.9 million and $.34 lower, respectively, than they would have been under the prior practice. The unaudited 1994 pro forma data are presented for comparison purposes only and represent the results of operations assuming the Company's prior revenue recognition practice had been in effect in the fourth fiscal quarter of 1994. See Note 1.

          The results of operations for the first three quarters of fiscal 1994, and all four quarters of fiscal 1993, employ the practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). This practice had the effect of creating variations in the Company's reported revenues and earnings from quarter to quarter, corresponding to the greater or smaller number of shows that were produced in a particular quarter, which were not necessarily indicative of longer term trends in the Company's business. Commencing with the fourth quarter of fiscal 1994, the results of operations employ a modified revenue recognition practice pursuant to which license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Quarterly financial summaries (unaudited) (continued)

     the licensee via satellite transmission, rather than at the time the show is produced.

                                                                      SCHEDULE I

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                             LONG-TERM INVESTMENTS

                            August 31, 1994 and 1993
                                 (In thousands)

Name of Issuer                                         Aggregate
     and                  Number of       Aggregate      Market     Balance Sheet
Title of Issue        Shares or Units        Cost        Value      Carrying Value
- ----------------------------------------------------------------------------------
August 31, 1993

State and Municipal
  Obligations (1)          77.441          $79,270      $79,537        $79,270

U.S. Government Agency
  Obligations               5.000            5,000        5,028          5,000
                           ------          -------      -------        -------
                           82.441          $84,270      $84,565        $84,270
                           ======          =======      =======        =======

August 31, 1994

State and Municipal
  Obligations (1)           79.69          $82,833      $82,387        $82,833

U.S. Government Agency
  Obligations                4.40            4,358        4,370          4,358

Certificates of Deposit      1.00            1,000        1,000          1,000
                           ------          -------      -------        -------
                            85.09          $88,191      $87,757        $88,191
                           ======          =======      =======        =======

____________________
(1) Represents obligations of various states and municipalities, none of which individually exceeds 2% of the Company's total assets.

                                    PART III

          The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1995 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than December 29, 1994.


                                    PART IV

Item 10.  Exhibits, Financial Statements
          and Reports on Form 8-K

          (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements and Schedule which appears on page 30 of this Annual Report.

     (3)  Exhibits:

Exhibit
Number    Description
- -------   -----------

3.1. Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 2-93987).

3.2. Certificate of Amendment to the Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement No. 33-8357).

3.3. Registrant's By-laws, as amended April 28, 1988 (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.1. Agreement dated July 12, 1984 between Leo A. Gutman, Inc. and the Registrant with exhibits (incorporated by reference to Exhibit
          10.3 to the Registrant's Registration Statement No. 2-93987).

10.2. Agreements dated August 6, 1970, July 31, 1970, and May 29, 1969, between Hal Roach Studios, Inc. and the Registrant, with amendment dated June 8, 1983 and exhibits (incorporated by reference to Exhibit
          10.5 to the Registrant's Registration Statement No. 2-93987).

10.3.* Distribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Registrant, with amendment dated July 8, 1983 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement No. 2-93987).

10.4.* Amendment, dated April 23, 1990, to the Distribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990).

10.5.* Distribution Agreement dated November 1, 1983, between Califon Productions, Inc. and the Registrant, with amendment dated March 26, 1984 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement No. 2-93987).

10.6. Employment or consulting agreements between the Registrant and the individuals named below:

          Name of Employee
          or Consultant            Date of Agreement
          ----------------         -----------------
          Roger King. . . . . . .  December 23, 1993
          Michael King. . . . . .  December 23, 1993
          Stephen W. Palley . . .  December 23, 1993
          Steven Hirsch . . . . .  December 23, 1993
          Anthony E. Hull . . . .  May 20, 1994

10.7. King World Productions, Inc. Retirement Savings Plan dated September 17, 1992 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.8. Amended and Restated Stock Option and Restricted Stock Purchase Plan of the Registrant (incorporated by reference to the Registrant's Registration Statement No. 33-54691).

10.9. Incentive Equity Compensation Plan for Senior Executives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-30695).





____________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

10.10. Agreement dated as of May 1, 1991, among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 6, 1991).

10.11. Form of Indemnification Agreement between the Registrant and the Registrant's directors (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.12.* Agreement dated January 30, 1987 between the Registrant and Harpo, Inc. and amendment thereto dated July 29, 1988 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.13.* Amendment dated as of October 15, 1989 to the Agreement dated January 30, 1987 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990).

10.14.* Agreement dated as of January 28, 1991 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1991).

10.15.* Agreement dated as of March 17, 1994 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A dated May 18, 1994).

10.16. Stock Option Agreement dated as of January 28, 1991 between the registrant and Oprah Winfrey (incorporated by reference to Exhibit
          10.2 to the Registrant's Registration Statement No. 33-71696).

10.17. Stock Option Agreement dated as of January 28, 1991 between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit
          10.3 to the Registrant's Registration Statement No. 33-71696).

10.18. Stock Option Agreement dated as of March 17, 1994 between the registrant and Oprah Winfrey.


____________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

10.19. Stock Option Agreement dated as of March 17, 1994 between the registrant and Jeffrey D. Jacobs.

10.20.* Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989.

10.21.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.22** Amendment dated June 13, 1994 to the Agreement dated June 2, 1998, as amended as of June 13, 1989 and September 19, 1991, between King World F.S.C. Corporation and Unilever N.V.

10.23. Restructuring Agreement dated as of April 30, 1992 among Buffalo Broadcasting Co. Inc., the Holders named therein and Buffalo Management Enterprises Co., Inc., together with Exhibits thereto (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 18, 1992).

10.24. Letter Agreements dated December 18, 1992 between the Registrant and each of Roger King and Michael King and Cross Receipt dated December 18, 1992 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

21.1.     List of Subsidiaries of the Registrant.

23.1.     Consent of Independent Public Accountants.


____________________
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**     Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.


          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1993:

          None.

               For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned registrant hereby under-takes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30694 and 33-30695 (filed
               August 24, 1990) and No. 33-54691 (filed on July 22, 1994):

                    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than for the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 28, 1994      KING WORLD PRODUCTIONS, INC.

                              By/s/ Stephen W. Palley
                                -------------------------------
                                   Stephen W. Palley
                                   Executive Vice President and
                                   Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                    Date
- ---------                -----                    ----
                         President and            November 28, 1994
                         Director (principal
/s/ Michael King         executive officer)
- -----------------------
Michael King


/s/ Roger King           Director                 November 28, 1994
- -----------------------
Roger King


/s/ Stephen W. Palley    Director                 November 28, 1994
- -----------------------
Stephen W. Palley


/s/ Diana King           Director                 November 28, 1994
- -----------------------
Diana King


/s/ Richard King         Director                 November 28, 1994
- -----------------------
Richard King


/s/ Ronald Konecky       Director                 November 28, 1994
- -----------------------
Ronald S. Konecky

/s/ James M. Rupp        Director                 November 28, 1994
- -----------------------
James M. Rupp

/s/ Joel Chaseman        Director                 November 28, 1994
- ----------------------
Joel Chaseman


/s/ Anthony E. Hull      Chief Financial          November 28, 1994
- ----------------------   Officer (principal
Anthony E. Hull          financial officer)


/s/ Steven A. LoCascio   Vice President and       November 28, 1994
- ----------------------   Controller
Steven A. LoCascio       (principal accounting
                          officer)

                                 EXHIBIT INDEX

Exhibit
No.       Description                                                       Page
- -------   -----------                                                       ----
3.1.      Registrant's Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 3.1 to the
          Registrant's Registration Statement No. 2-93987).

3.2.      Certificate of Amendment to the Registrant's Restated
          Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement No.
          33-8357).

3.3.      Registrant's By-laws, as amended April 28, 1988
          (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.1.     Agreement dated July 12, 1984 between Leo A. Gutman, Inc.
          and the Registrant with exhibits (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement
          No. 2-93987).

10.2.     Agreements dated August 6, 1970, July 31, 1970, and May 29,
          1969, between Hal Roach Studios, Inc. and the Registrant, with amendment dated June 8, 1983 and exhibits (incorporated by reference to Exhibit 10.5 to the Registrant's
          Registration Statement No. 2-93987).

10.3.*    Distribution Agreement dated December 15, 1982, between
          Califon Productions, Inc. and the Registrant, with amendment dated July 8, 1983 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement
          No. 2-93987).

10.4.*    Amendment, dated April 23, 1990, to the Distribution
          Agreement dated December 15, 1982, between Califon
          Productions, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990).


____________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

Exhibit
No.       Description                                                       Page
- -------   -----------                                                       ----
10.5.*    Distribution Agreement dated November 1, 1983, between
          Califon Productions, Inc. and the Registrant, with amendment dated March 26, 1984 (incorporated by reference to Exhibit
          10.9 to the Registrant's Registration Statement
          No. 2-93987).

10.6. Employment or consulting agreements between the Registrant and the individuals named below:

          Name of Employee
          or Consultant            Date of Agreement
          ----------------         -----------------
          Roger King. . . . . . .  December 23, 1993
          Michael King. . . . . .  December 23, 1993
          Stephen W. Palley . . .  December 23, 1993
          Steven Hirsch . . . . .  December 23, 1993
          Anthony E. Hull . . . .  May 20, 1994

10.7.     King World Productions, Inc. Retirement Savings Plan dated
          September 17, 1992 (incorporated by reference to Exhibit
          10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.8.     Amended and Restated Stock Option and Restricted Stock
          Purchase Plan of the Registrant (incorporated by reference to the Registrant's Registration Statement No. 33-54691).

10.9. Incentive Equity Compensation Plan for Senior Executives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-30695).

10.10. Agreement dated as of May 1, 1991, among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 6, 1991).

10.11. Form of Indemnification Agreement between the Registrant and the Registrant's directors (incorporated by reference to Exhibit 10.15 to the

____________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

Exhibit
No.       Description                                                       Page
- -------   -----------                                                       ----
          Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.12.*   Agreement dated January 30, 1987 between the Registrant and
          Harpo, Inc. and amendment thereto dated July 29, 1988
          (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993)

10.13.* Amendment dated as of October 15, 1989 to the Agreement dated January 30, 1987 between the Registrant and Harpo,
          Inc. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1990).

10.14.* Agreement dated as of January 28, 1991 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1991).

10.15.* Agreement dated as of March 17, 1994 between the Registrant and Harpo, Inc. (incorporated by reference to 8-K/A dated May 18, 1994).

10.16. Stock Option Agreement dated as of January 28, 1991 between the registrant and Oprah Winfrey (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement
          No. 33-71696).

10.17. Stock Option Agreement dated as of January 28, 1991 between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.3 to the Registrant's Registration
          Statement No. 33-71696).

10.18. Stock Option Agreement dated as of March 17, 1994 between the registrant and Oprah Winfrey.

____________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

Exhibit
No.       Description                                                       Page
- -------   -----------                                                       ----
10.19.    Stock Option Agreement dated as of March 17, 1994 between
          the registrant and Jeffrey D. Jacobs.

10.20.*   Agreement dated as of June 2, 1988 between King World F.S.C.
          Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989.

10.21.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King World F.S.C.
          Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.22**   Amendment dated June 13, 1994 to the Agreement dated June 2,
          1988, as amended as of June 13, 1989 and September 19, 1991, between King World F.S.C. Corporation and Unilever N.V.

10.23.    Restructuring Agreement dated as of April 30, 1992 among
          Buffalo Broadcasting Co. Inc., the Holders named therein and
          Buffalo Management Enterprises Co., Inc., together with
          Exhibits thereto (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 18,
          1992).

10.24.    Letter Agreements dated December 18, 1992 between the
          Registrant and each of Roger King and Michael King and Cross
          Receipt dated December 18, 1992 (incorporated by reference to
          Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

21.1.     List of Subsidiaries of the Registrant.

23.1.     Consent of Independent Public Accountants.


____________________
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**    Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.