Form 10-Q
period 1994-11-30
KING WORLD PRODUCTIONS INC
filed 1995-01-17
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1994

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ______ to ________

                         Commission File Number 1-9244


                          KING WORLD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                               13-2565808
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)



                   1700 Broadway
                New York, New York                                    10019
    (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code:  212 315-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X       No
                                                             -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,647,874 shares outstanding as of January 12, 1995.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                                    November 30,              August 31,
                                                                        1994                     1994
                                                                    -----------               ----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . .      $372,447                $341,857
  Accounts receivable (net of
   allowance for doubtful accounts
   of $4,412 at November 30, 1994
   and August 31, 1994, respectively)   . . . . . . . . . . . . .       54,018                  41,231
  Producer loans, advances and
     deferred costs   . . . . . . . . . . . . . . . . . . . . . .       22,930                  21,314
  Other current assets    . . . . . . . . . . . . . . . . . . . .          602                     419
                                                                      --------                --------
       Total current assets   . . . . . . . . . . . . . . . . . .      449,997                 404,821
                                                                      --------                --------

LONG-TERM INVESTMENTS, at cost,
   which approximates market    . . . . . . . . . . . . . . . . .       84,704                  88,191
                                                                      --------                --------

FIXED ASSETS, at cost . . . . . . . . . . . . . . . . . . . . . .       11,277                  10,631
  Less - accumulated depreciation
    and amortization  . . . . . . . . . . . . . . . . . . . . . .       (9,239)                 (9,099)
                                                                      --------                --------
                                                                         2,038                   1,532
                                                                      --------                --------

OTHER ASSETS:
  Producer loans and advances   . . . . . . . . . . . . . . . . .       65,500                  65,500
  Other non-current assets    . . . . . . . . . . . . . . . . . .        9,735                   9,518
                                                                      --------                --------
                                                                        75,235                  75,018
                                                                      --------                --------

                                                                      $611,974                $569,562
                                                                      ========                ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                    November 30,              August 31,
                                                                        1994                     1994
                                                                    ------------              ----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and
     accrued liabilities  . . . . . . . . . . . . . . . . . . . .     $ 13,347                $ 14,780
   Payable to producers and others  . . . . . . . . . . . . . . .       74,227                  69,647
   Income taxes payable:
        Current   . . . . . . . . . . . . . . . . . . . . . . . .       35,310                  23,506
        Deferred  . . . . . . . . . . . . . . . . . . . . . . . .        2,219                   2,552
                                                                      --------                --------
          Total current liabilities   . . . . . . . . . . . . . .      125,103                 110,485
                                                                      --------                --------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     5,000,000 shares authorized,
     none issued  . . . . . . . . . . . . . . . . . . . . . . . .           --                      --
   Common stock, $.01 par value;
     75,000,000 shares autho-
     rized, 49,771,268 shares
     and 49,722,218 shares issued
     at November 30, 1994 and
     August 31, 1994, respectively  . . . . . . . . . . . . . . .          498                     497
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .       83,533                  82,171
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .      693,207                 665,339
   Treasury stock, at cost; 13,000,894
     shares and 12,960,894 shares at
     November 30, 1994 and
     August 31, 1994, respectively  . . . . . . . . . . . . . . .     (290,367)               (288,930)
                                                                      --------                --------
                                                                       486,871                 459,077
                                                                      --------                --------
                                                                      $611,974                $569,562
                                                                      ========                ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                      November 30,
                                                                          ---------------------------------
                                                                          1994(1)                    1993
                                                                          --------                 --------
                                                                                 (Dollars in thousands
                                                                                 except per share data)
REVENUES  . . .   . . . . . . . . . . . . . . . . . . . .                 $147,084                 $193,045
                                                                          --------                 --------

EXPENSES:
   Producers fees, programming
       and other direct
       operating costs  . . . . . . . . . . . . . . . . .                   88,438                  111,843
   Selling, general and
       administrative expenses  . . . . . . . . . . . . .                   18,069                   22,939
                                                                          --------                 --------
                                                                           106,507                  134,782
                                                                          --------                 --------

       Income from operations   . . . . . . . . . . . . .                   40,577                   58,263

INTEREST AND DIVIDEND INCOME  . . . . . . . . . . . . . .                    3,978                    3,200
                                                                          --------                 --------

       Income before provision
          for income taxes  . . . . . . . . . . . . . . .                   44,555                   61,463

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . .                   16,687                   22,741
                                                                          --------                 --------

       Net income . . . . . . . . . . . . . . . . . . . .                 $ 27,868                 $ 38,722
                                                                          ========                 ========


PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . .                 $    .75                 $   1.02
                                                                          ========                 ========

- --------------

(1) The results of operations for the three months ended November 30, 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. On a basis of accounting comparable to that employed in the first quarter of fiscal 1994, revenues, net income and earnings per share in the first quarter of fiscal 1995 would have been approximately $55.3 million, $13.5 million and $.36 higher, respectively, than that actually reported. See Notes to Consolidated Financial Statements.


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                   Three Months Ended
                                                                       November 30,
                                                               ---------------------------
                                                                 1994               1993
                                                               --------           --------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income    . . . . . . . . . . . . . . . . . . . . .      $ 27,868           $ 38,722
    Items not affecting cash:
      Depreciation and amortization . . . . . . . . . . .           140                169
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .       (12,780)           (64,117)
      Producer loans, advances and
        deferred costs  . . . . . . . . . . . . . . . . .        (1,616)             7,592
      Accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . .        (1,433)             6,998
      Payable to producers and others . . . . . . . . . .         4,580             32,917
      Income taxes payable  . . . . . . . . . . . . . . .        11,471             21,298
      Other, net  . . . . . . . . . . . . . . . . . . . .          (395)               337
                                                               --------           --------
  Net cash provided by operating
      activities  . . . . . . . . . . . . . . . . . . . .        27,835             43,916
                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in investments  . . . . . . . . . .         3,487            (15,959)
  Additions to fixed assets . . . . . . . . . . . . . . .          (646)               (46)
                                                                -------           --------
  Net cash provided by (used in)
   investing activities . . . . . . . . . . . . . . . . .         2,841            (16,005)
                                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock  . . . . . . . . . . . . . . . . . . . .         1,351              1,391
  Purchase of treasury stock  . . . . . . . . . . . . . .        (1,437)                --
                                                               --------           --------
  Net cash provided by (used in)
    financing activities  . . . . . . . . . . . . . . . .           (86)             1,391
                                                               --------           --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .        30,590             29,302
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . .       341,857            300,219
                                                               --------           --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . .      $372,447           $329,521
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

                 The unaudited consolidated financial statements for the three months ended November 30, 1994 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1994 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1994 balances presented herein have been derived. The results of operations for the three months ended November 30, 1994 are not necessarily indicative of the results of operations for the full year.

Revenue recognition

                 Historically, King World has followed a practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which has been applied prospectively as a change in estimate as opposed to a change in principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmis-

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


sion, rather than at the time the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming and in some cases up to several months after the programming is produced, the effect of adopting the modified practice is to cause revenues to be recognized closer to the air date than under the prior practice. In addition, the accounting change will eliminate the quarterly revenue and earnings fluctuations that were attributable to variations in production schedules.

                 The impact of adopting the change was to cause first quarter fiscal 1995 revenues, net income and earnings per share to be approximately $55.3 million, $13.5 million and $.36 lower, respectively, than they would have been under the prior practice, with no impact on cash flow. Such revenues will be recognized in subsequent periods under the modified practice.

                 The following pro forma financial information assumes the Company's prior revenue recognition practice was in effect for the first quarter of fiscal 1995:


                                                           Three Months Ended
                                                              November 30,
                                                  ----------------------------------
                                                  1994 Pro forma                1993
                                                  --------------                ----
                                                        (Dollars in thousands
                                                         except per share data)
Revenues  . . . . . . . . . . . . . . .           $202,429                  $193,045
Income from operations  . . . . . . . .             62,238                    58,263
Income before provision for   . . . . .
  income taxes  . . . . . . . . . . . .             66,216                    61,463
Net income  . . . . . . . . . . . . . .             41,385                    38,722
                                                  ========                  ========

Primary earnings per
  share . . . . . . . . . . . . . . . .           $   1.11                  $   1.02
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

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


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

Principal properties

                 The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 36% and 46% of revenues for the three months ended November 30, 1994 and 1993, respectively; Wheel of Fortune accounted for approximately 21% and 20% of revenues for the three months ended November 30, 1994 and 1993, respectively; Jeopardy! accounted for approximately 18% and 15% of revenues for the three months ended November 30, 1994 and 1993, respectively; and Inside Edition accounted for approximately 7% of revenues for the three months ended November 30, 1994 and 1993, respectively.

                 On a basis of accounting comparable to that employed for the three months ended November 30, 1993, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, and Inside Edition would have accounted for approximately 48%, 20%, 14% and 7%, respectively, of the Company's revenues for the three months ended November 30, 1994.

Stockholders' equity

                 Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,372,000 and 38,111,000, respectively, for the three months ended November 30, 1994 and 1993, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of the period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1994 AND 1993

Revenues

                 Revenues for the first quarter of fiscal 1995 decreased by approximately 24% compared to the first quarter of the prior year due to the adoption of a change in accounting for revenue recognition on a prospective basis in the fourth quarter of fiscal 1994. Had revenues in the first quarter of fiscal 1995 been recognized on a basis comparable to the prior period, revenues for the first quarter of fiscal 1995 would have been approximately 5% higher than the first quarter of fiscal 1994, due primarily to increased cash license fees from The Oprah Winfrey Show and to a lesser extent, an increase in revenues derived from the sale of retained advertising time on Wheel of Fortune and Jeopardy! as a result of the retention of one additional 30-second advertising spot per episode commencing with the 1994-1995 television season.

                 The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 36%, 21%, 18% and 7%, respectively, of the Company's revenues for the first quarter of fiscal 1995 compared to 46%, 20%, 15% and 7%, respectively, for the first quarter of fiscal 1994. American Journal accounted for approximately 4% of the Company's revenues for the first quarter of fiscal 1995 compared to 3% for the first quarter of fiscal 1994, and Rolonda, which debuted in January 1994, accounted for approximately 3% of the Company's revenues for the first quarter of fiscal 1995. The Les Brown Show accounted for approximately 3% of the Company's revenues for the first quarter of fiscal 1994, but was cancelled in January 1994. On a basis of accounting comparable to that employed in the first quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 48%, 20%, 14% and 7%, respectively, and American Journal and Rolonda would have accounted for approximately 3% and 2%, respectively, of the Company's revenues for the first quarter of fiscal 1995.

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

                 Producers' fees, programming and other direct operating costs decreased by approximately 21% in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. Because the recognition of these costs generally coincides with the recognition of the revenues with which they are associated, the adoption of the modified accounting practice in the fourth quarter of fiscal 1994 caused such costs to be substantially lower in the first quarter of fiscal 1995 than they would have been under the prior revenue recognition practice. On a basis of accounting comparable to that employed in the first quarter of fiscal 1994, producers' fees, programming and other direct operating costs would have increased by approximately 6% in the first quarter of fiscal 1995 over the corresponding period of the prior year, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show (a portion of which is payable to the producer) and increased production costs associated with Inside Edition, American Journal and Rolonda.

Selling, general and administrative expenses

                 Selling, general and administrative expenses for the first quarter of fiscal 1995 decreased by approximately 21% compared to the corresponding quarter of the prior fiscal year primarily due to the accounting change. But for such change, such expenses would have decreased by approximately 6%, due primarily to lower advertising and promotion costs in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994.

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

                 As of November 30, 1994, the applicable target prices of the Company's Common Stock for certain of such bonuses had not been met. In the third and fourth quarters of fiscal 1994, the Company provided for the probability that such target prices would be met in future measurement periods and such bonuses would be paid pursuant to the terms of such employment agreements. No additional provision was made in the first quarter of fiscal 1995.

Net income and primary earnings per share

                 The Company's operating income for the first quarter of fiscal 1995 decreased by approximately 30% compared to the corresponding period of the prior year, primarily due to the change in accounting for revenue recognition. Absent such change, the Company's operating income for the first quarter of fiscal 1995 would have been approximately 7% higher than the first quarter of fiscal 1994. The accounting change also resulted in a 28% decrease in net income for the first quarter of fiscal 1995 compared to the corresponding period of the prior year. But for the accounting change, net income would have been approximately $2.7 million (or 7%) higher than the first quarter of fiscal 1994, reflecting higher operating income as well as higher interest income earned on the Company's cash and investments (due primarily to an increase in interest rates over the prior year), partially offset by a slightly higher effective tax rate for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. Primary earnings per share, which were $.36 lower due to the accounting change, would have been $.09 (or 9%) higher in the first quarter of fiscal 1995 compared with the first quarter of fiscal 1994 had the prior method of revenue recognition been employed, due to the increase in net income and a smaller number of shares outstanding as a result of the Company's ongoing stock repurchase program.

                 The Company's results of operations are highly dependent upon the viewing preferences of television audiences and the Company's ability to acquire distribution rights to, or itself produce, television programming that achieves broad and enduring audience acceptance. The success of the Company's programming could be significantly affected by changes in viewer preferences or the unavailability of new programming or talent. Moreover, the amount of revenue derived from the sale of retained advertising time is dependent upon a large number of factors, such as household ratings, the demographic composition of the viewing audience and economic conditions in general and in the advertising business in particular. Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1993-1994 and 1994-1995 broadcast seasons. All such licenses and renewals are contingent upon the series by their respective producers through the broadcast seasons for which the licenses run.

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

                 The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and became obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generat-ed by the series in such periods. Harpo's participation fees for the 1993-1994 broadcast season exceeded such minimum amounts for the 1993-1994 and 1994-1995 broadcast seasons. The loan is due in two installments of $8,625,000 each, one of which was paid in July 1994 and the other of which is due in July 1995.

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

                 In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. In the first quarter of fiscal 1995, the Company repurchased an aggregate 40,000 shares for aggregate consideration of approximately $1.44 million (or approximately $36.00 per share), and subsequent to November 30, 1994, the Company repurchased an additional 138,500 shares for aggregate consideration of approximately $4.6 million (or approximately $33.25 per share). As of January 12, 1995, there remained 303,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

PART II - OTHER INFORMATION

    None.


                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           KING WORLD PRODUCTIONS, INC.



                                           By: /s/ Anthony E. Hull
                                               -------------------------------
                                               Anthony E. Hull
                                               As Chief Financial Officer
                                               and on behalf of the Registrant

January 17, 1995

                                EXHIBIT INDEX
                               ----------------


EXHIBIT 27 - Financial Data Schedule.