Form 10-Q
period 1995-02-28
KING WORLD PRODUCTIONS INC
filed 1995-04-13
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 1995

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from          to
                                              --------    --------
                         Commission File Number 1-9244

                          KING WORLD PRODUCTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 13-2565808
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


          1700 Broadway
        New York, New York                                               10019
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:  212 315-4000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                  ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,707,751 shares outstanding as of April 7, 1995.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                              February 28,   August 31,
                                                                 1995           1994
                                                              ------------   ----------
                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ............................     $ 399,833      $ 341,857
   Accounts receivable (net of
     allowance for doubtful accounts
     of $4,283 and $4,412 at
     February 28, 1995 and August 31,
     1994, respectively) ................................        55,784         41,231
   Producer loans, advances and
     deferred costs .....................................        25,748         21,314
   Other current assets .................................           600            419
                                                              ---------      ---------
       Total current assets .............................       481,965        404,821
                                                              ---------      ---------

LONG-TERM INVESTMENTS, at cost,
   which approximates market ............................        67,844         88,191
                                                              ---------      ---------

FIXED ASSETS, at cost ...................................        11,712         10,631
  Less - accumulated depreciation
    and amortization ....................................        (9,398)        (9,099)
                                                              ---------      ---------
                                                                  2,314          1,532
                                                              ---------      ---------

OTHER ASSETS:
  Producer advances .....................................        65,500         65,500
  Other non-current assets ..............................         9,846          9,518
                                                              ---------      ---------

                                                                 75,346         75,018
                                                              ---------      ---------

                                                              $ 627,469      $ 569,562
                                                              =========      =========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                              February 28,   August 31,
                                                                  1995         1994
                                                              ------------   ----------
                                                              (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and
    accrued liabilities .................................     $  14,126      $  14,780
   Payable to producers and others ......................        76,259         69,647
   Income taxes payable:
            Current .....................................        22,151         23,506
            Deferred ....................................         1,106          2,552
                                                              ---------      ---------
            Total current liabilities ...................       113,642        110,485
                                                              ---------      ---------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued .........................................          --             --
   Common stock, $.01 par value;
    75,000,000 shares authorized
    49,840,145 shares and
    49,722,218 shares issued
    at February 28, 1995 and
    August 31, 1994, respectively .......................           499            497
   Paid-in capital ......................................        85,271         82,171
   Retained earnings ....................................       723,098        665,339
   Treasury stock, at cost; 13,141,394
    shares and 12,960,894 shares
    at February 28, 1995 and
    August 31, 1994 respectively ........................      (295,041)      (288,930)
                                                              ---------      ---------
                                                                513,827        459,077
                                                              ---------      ---------
                                                              $ 627,469      $ 569,562
                                                              =========      =========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                      Three Months Ended           Six Months Ended
                                         February 28,                 February 28,
                                   -----------------------     -----------------------
                                     1995(1)        1994        1995(1)         1994
                                   ---------     ---------     ---------     ---------
                                             (Dollars in thousands)
REVENUES .....................     $ 143,732     $ 137,138     $ 290,816     $ 330,182
                                   ---------     ---------     ---------     ---------

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs ..........        85,334        81,297       173,772       193,140
  Selling, general and
    administrative expenses ..        17,734        19,771        35,803        42,710
                                   ---------     ---------     ---------     ---------
                                     103,068       101,068       209,575       235,850
                                   ---------     ---------     ---------     ---------

    Income from operations ...        40,664        36,070        81,241        94,332

INTEREST AND
  DIVIDEND INCOME ............         5,052         3,167         9,030         6,368
                                   ---------     ---------     ---------     ---------

    Income before provision
      for income taxes .......        45,716        39,237        90,271       100,700

PROVISION FOR INCOME TAXES ...        15,825        14,950        32,512        37,691
                                   ---------     ---------     ---------     ---------

    Net income ...............     $  29,891     $  24,287     $  57,759     $  63,009
                                   =========     =========     =========     =========


PRIMARY EARNINGS PER
  SHARE ......................     $     .80     $     .64     $    1.55     $    1.65
                                   =========     =========     =========     =========


_____________________________
(1) The results of operations for the six and three months ended February 28, 1995 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. On a basis of accounting comparable to that employed for the six month period ended February 28, 1994, revenues, net income and earnings per share for the six months ended February 28, 1995 would have been approximately $56.7 million, $13.3 million and $.36 higher, respectively, than that actually reported and for the three months ended February 28, 1995, would have been approximately the same as that actually reported. See Management's Discussion and Analysis of Results of Operations and Financial Condition.



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                              February 28,
                                                                                     -----------------------------
                                                                                       1995                 1994
                                                                                     --------             --------
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 57,759             $ 63,009
     Items not affecting cash:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . .               301                  241
     Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .           (14,538)             (66,520)
        Producer loans, advances and
          deferred costs  . . . . . . . . . . . . . . . . . . . . . . . . .            (4,434)               9,989
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              (654)              13,628
        Payable to producers and others . . . . . . . . . . . . . . . . . .             6,612               30,278
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .            (2,801)              19,375
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (497)                 995
                                                                                      --------            --------
   Net cash provided by operating activities  . . . . . . . . . . . . . . .            41,748               70,995
                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments  . . . . . . . . . . . . . . . . . . . . . . . .            20,347                5,762
   Additions to fixed assets  . . . . . . . . . . . . . . . . . . . . . . .            (1,088)                (150)
                                                                                     --------             --------
   Net cash provided by investing activities  . . . . . . . . . . . . . . .            19,259                5,612
                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .             3,080                1,778
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . .            (6,111)                  --
                                                                                     --------             --------
   Net cash provided by (used in)
      financing activities  . . . . . . . . . . . . . . . . . . . . . . . .            (3,031)               1,778
                                                                                     --------             --------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,976               78,385
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           341,857              300,219
                                                                                     --------             --------
CASH AND CASH EQUIVALENTS AT END
     OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $399,833             $378,604
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

                 The unaudited consolidated financial statements for the six months and three months ended February 28, 1995 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1994 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1994 balances presented herein have been derived. The results of operations for the six months and three months ended February 28, 1995 are not necessarily indicative of the results of operations for the full year.

Revenue recognition

                 Historically, King World followed a practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by television stations for several months). In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which was applied prospectively as a change in estimate as opposed to a change in principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming and in some cases up to several months after the programming is produced, the effect of adopting the modified practice is to cause revenues to be recognized closer to the air date than under the prior practice. In addition, the accounting change will eliminate the quarterly revenue and earnings fluctuations that were attributable to variations in production schedules.

                 The impact of adopting the change was to cause revenues, net income and earnings per share for the six month period ended February 28, 1995 to be approximately $56.7 million, $13.3 million and $.36 lower, respectively, than they would have been under the prior practice, with no impact on cash flow. Such revenues will be recognized in subsequent periods under the modified practice.

                 The following pro forma financial information assumes the Company's prior revenue recognition practice has been in effect for the first and second quarters of fiscal 1995:

                                                                         Six Months Ended
                                                                           February 28,
                                                                   --------------------------
                                                                   1995 Pro forma       1994
                                                                   --------------       ----

                                                                      (Dollars in thousands
                                                                      except per share data)

Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .        $347,498         $330,182
Income from operations  . . . . . . . . . . . . . . . . . . .         102,516           94,332
Income before provision for
  income taxes  . . . . . . . . . . . . . . . . . . . . . . .         111,546          100,700
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .          71,031           63,009
                                                                     ========         ========

Primary earnings per
  share . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1.91         $   1.65
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

Principal properties

                 The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 36% and 40% of revenues for the six months ended February 28, 1995 and 1994, respectively; Wheel of Fortune accounted for approximately 21% and 18% of revenues for the six months ended February 28, 1995 and 1994, respectively; Jeopardy! accounted for approximately 18% and 20% of revenues for the six months ended February 28, 1995 and 1994, respectively; and Inside Edition accounted for approximately 8% and 7% of revenues for the six months ended February 28, 1995 and 1994, respectively.

                 On a basis of accounting comparable to that employed for the six months ended February 28, 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, and Inside Edition would have accounted for approximately 40%, 19%, 20% and 7%, respectively, of the Company's revenues for the six months ended February 28, 1995.

Stockholders' equity

                 Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,156,000 and 38,096,000 shares, respectively, for the three months ended February 28, 1995 and 1994, and 37,259,000 and 38,097,000 shares, respectively, for the six months ended February 28, 1995 and 1994, which includes the dilutive effect from the assumed exercise of vested and unvested stock options out-

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


standing as of the end of the period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994

Revenues

                 Revenues for the first six months of fiscal 1995 decreased by approximately 12% compared to the first six months of fiscal 1994 due to the adoption of a change in accounting for revenue recognition on a prospective basis in the fourth quarter of fiscal 1994. Had revenues in the first six months of fiscal 1995 been recognized on a basis comparable to that of the first six months of fiscal 1994, revenues in the fiscal 1995 period would have been approximately 5% higher than the prior period, due primarily to increased cash license fees from The Oprah Winfrey Show and, to a lesser extent, an increase in revenues derived from the sale of retained advertising time on Wheel of Fortune and Jeopardy! as a result of the retention of one additional 30-second advertising spot per episode commencing with the 1994-1995 television
season.   For the three months ended February 28, 1995, revenues were approximately 5% higher than the three months ended February 28, 1994, and would have been approximately 6% higher on a basis of accounting comparable to the earlier period, due primarily to the same factors as those discussed above for the six month period.

                 The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 36%, 21%, 18% and 8%, respectively, of the Company's revenues for the first six months of fiscal 1995 compared to 40%, 18%, 20% and 7%, respectively, for the first six months of fiscal 1994. American Journal accounted for approximately 4% of the Company's revenues for each of the six months ended February 28, 1995 and 1994, and Rolonda, which debuted in January 1994, accounted for approximately 3% of the Company's revenues for the first six months of fiscal 1995 and 1% for the first six months of fiscal 1994. The Les Brown Show accounted for approximately 2% of the Company's revenues for the first six months of fiscal 1994, but was cancelled in January 1994. On a basis of accounting comparable to that employed for the first six months of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 40%, 19%, 20% and 7%, respectively, and American Journal and Rolonda would have accounted for approximately 4% and 3%, respectively, of the Company's revenues for the first six months of fiscal 1995.

                 For the three months ended February 28, 1995, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 36%, 21%, 18% and 8%, respectively, of the Company's revenues compared to 31%, 16%, 27% and 8%, respectively, for the three months ended February 28, 1994. American Journal accounted for approximately 4% of the Company's revenues for the three months ended February 28, 1995 compared to 5% for the three months ended February 28, 1994, and Rolonda accounted for approximately 3% of the Company's revenues for each of the three months ended February 28, 1995 and 1994. The Les Brown Show accounted for approximately 1% of the Company's revenues for the three months ended February 28, 1994. On a basis of accounting comparable to that employed for the three months ended February 28, 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 31%, 17%, 28% and 8%, respectively, and American Journal and Rolonda would have accounted for approximately 5% and 3%, respectively, of the Company's revenues for the three months ended February 28, 1995.

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

                 Producers' fees, programming and other direct operating costs decreased by approximately 10% in the six months ended February 28, 1995 compared to the six months ended February 28, 1994. Because the recognition of these costs generally coincides with the recognition of the revenues with which they are associated, the adoption of the modified accounting practice in the fourth quarter of fiscal 1994 caused such costs to be substantially lower in the first quarter of fiscal 1995 than they would have been under the prior revenue recognition practice. For the three months ended February 28, 1995, producers' fees, programming and other direct operating costs increased by approximately 5% compared to the three months ended February 28, 1994. On a basis of accounting comparable to that employed in the comparable periods of fiscal 1994, producers' fees, programming and other direct operating costs would have increased by approximately 7% in the first six months and the second quarter of fiscal 1995 over the corresponding periods of the prior fiscal year, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show, Wheel of Fortune and Jeopardy! (a portion of which is payable to the producers of such series) and, to a lesser extent, increased production costs associated with Inside Edition, American Journal and Rolonda.

Selling, general and administrative expenses

                 Selling, general and administrative expenses decreased by approximately 16% and 10% in the first six months and the second quarter of fiscal 1995, respectively, over the corresponding periods of the prior fiscal year, primarily due to the accounting change. On a basis of accounting comparable to that employed in the first six months of fiscal 1994, such expenses would have decreased by approximately 8% and 11%, respectively, due primarily to lower advertising and promotion costs.

                 In December 1993, the Company entered into new employment agreements with four executive officers. The agreements provide, among other things, for new bonuses that are intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), including bonuses payable upon the introduction of new shows and bonuses contingent upon the Company's Common Stock achieving specified target prices during pre-established measurement periods. As a result, the Company's compensation expense will increase if the Common Stock price exceeds the specified target prices during the applicable measurement periods.

                 As of February 28, 1995, the applicable target prices for the Company's Common Stock for certain of such bonuses had not been met. In the third and fourth quarters of fiscal 1994, the Company provided for the probability that such target prices would be met in future measurement periods and such bonuses would be paid pursuant to the terms of such employment agreements. No additional provision was made in the first or second quarters of fiscal 1995.

Net income and primary earnings per share

                 The Company's operating income for the first six months of fiscal 1995 decreased by approximately 14% compared to the corresponding period of the prior year, primarily due to the change in accounting for revenue recognition. Absent such change, the Company's operating income for the first six months of fiscal 1995 would have been approximately 9% higher than the comparable period of fiscal 1994. The accounting change also resulted in an 8% decrease in net income for the first six months of fiscal 1995 compared to the corresponding period of the prior year. Absent the accounting change, net income would have been approximately $8.0 million (or 13%) higher than the first six months of fiscal 1994, reflecting higher operating income, higher interest income earned on the Company's cash and investments (due primarily to an increase in interest rates over the prior year), and a lower effective tax rate for the first six months of fiscal 1995. Primary earnings per share, which were $.10 lower in the first six months of fiscal 1995 compared to the first six months of fiscal 1994, would have been $.26 (or 16%) higher in the first six months of fiscal 1995 compared with the first six months of fiscal 1994 had the prior method of revenue recognition been employed, due to the increase in net income and a smaller number of shares outstanding as a result of the Company's ongoing stock repurchase program.

                 For the three months ended February 28, 1995, operating income increased by approximately 13% compared to the corresponding period of the prior year, while net income and earnings per share increased by approximately 23% and 25%, respectively. On a basis of accounting comparable to that employed for the three months ended February 28, 1994, operating income, net income and earnings per share would have increased by approximately 12%, 22% and 25%, respectively, over the comparable period of fiscal 1994, due primarily to the factors discussed above for the six month period.

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

                 Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, will be substantially higher than those currently in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. The Company has paid Harpo a $60,000,000 advance against its minimum participation fees for the 1995-1996 broadcast season. Based on the license agreements in place for the 1995-1996 broadcast season, the revenues from the series will be sufficient to recoup such amount.

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

                 In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. In the first quarter of fiscal 1995, the Company repurchased an aggregate 40,000 shares for aggregate consideration of approximately $1.44 million (or approximately $36.00 per share), and in the second quarter of fiscal 1995, the Company repurchased an additional 140,500 shares for aggregate consideration of approximately $4.7 million (or approximately $33.25 per share). As of April 7, 1995, there remained 301,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                 At the Company's 1995 annual meeting of stockholders, held on February 17, 1995, an aggregate 33,606,655 shares of Common Stock were present in person or by proxy. Votes cast for and against, abstentions and broker non-votes for the matters submitted to a vote of security-holders were as follows:

                 (i)  ELECTION OF DIRECTORS:

                                                            Authority
                                    Votes                    to Vote
Nominee                              For                    Withheld
- -------                             -----                   ---------
Ronald S. Konecky                   31,003,647              2,603,008

James M. Rupp                       33,295,552                311,103


                 (ii) APPOINTMENT OF ARTHUR ANDERSEN LLP AS AUDITORS FOR THE FISCAL YEAR ENDING AUGUST 31, 1995:

Votes             Votes                                       Broker
 For             Against          Abstentions               Non-Votes
- -----            -------          -----------               ---------
33,522,291        55,513             28,851                        --

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KING WORLD PRODUCTIONS, INC.



                                        By: /s/ Steven A. LoCascio
                                            -----------------------------------
                                               Steven A. LoCascio,
                                               Vice President and Controller
                                               As Chief Accounting Officer
                                               and on behalf of the Registrant

April 13, 1995