Form 10-Q
period 1995-05-31
KING WORLD PRODUCTIONS INC
filed 1995-07-13
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 1995

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ______ to ________

                         Commission File Number 1-9244
                         -----------------------------

                          KING WORLD PRODUCTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     13-2565808
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



          1700 Broadway
        New York, New York                                  10019
- ----------------------------------------                  ---------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:  212 315-4000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X       No
                                                        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,734,751 shares outstanding as of July 6, 1995.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                                      May 31,                 August 31,
                                                                        1995                     1994
                                                                    ------------              ----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . .            $438,806                  $341,857
  Accounts receivable (net of
     allowance for doubtful accounts
     of $4,283 and $4,412 at
     May 31, 1995 and August 31,
     1994, respectively)  . . . . . . . . . . . . . . . .              47,601                    41,231
  Producer loans, advances and
     deferred costs   . . . . . . . . . . . . . . . . . .              21,810                    21,314
  Other current assets    . . . . . . . . . . . . . . . .                 734                       419
                                                                     --------                  --------
        Total current assets  . . . . . . . . . . . . . .             508,951                   404,821
                                                                     --------                  --------

LONG-TERM INVESTMENTS, at cost,
     which approximates market  . . . . . . . . . . . . .              70,006                    88,191
                                                                     --------                  --------

FIXED ASSETS, at cost . . . . . . . . . . . . . . . . . .              11,899                    10,631
  Less - accumulated depreciation
     and amortization . . . . . . . . . . . . . . . . . .              (9,589)                   (9,099)
                                                                     --------                  --------
                                                                        2,310                     1,532
                                                                     --------                  --------

OTHER ASSETS:
  Producer advances . . . . . . . . . . . . . . . . . . .              68,000                    65,500
  Other non-current assets  . . . . . . . . . . . . . . .               9,748                     9,518
                                                                     --------                  --------

                                                                       77,748                    75,018
                                                                     --------                  --------

                                                                     $659,015                  $569,562
                                                                     ========                  ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                       May 31,               August 31,
                                                                        1995                    1994
                                                                    ------------             ----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities  . . . . . . . . . . . . . .                 $ 17,899                 $ 14,780
  Payable to producers and others  . . . . . . . . .                   74,407                   69,647
  Income taxes payable:
       Current . . . . . . . . . . . . . . . . . . .                   20,852                   23,506
       Deferred  . . . . . . . . . . . . . . . . . .                    1,525                    2,552
                                                                     --------                 --------
          Total current liabilities  . . . . . . . .                  114,683                  110,485
                                                                     --------                 --------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued  . . . . . . . . . . . . . . . . . .                       --                       --
  Common stock, $.01 par value;
    75,000,000 shares autho-
    rized, 49,869,145 shares
    and 49,722,218 shares issued
    at May 31, 1995 and
    August 31, 1994, respectively  . . . . . . . . .                      499                      497
  Paid-in capital  . . . . . . . . . . . . . . . . .                   86,556                   82,171
  Retained earnings  . . . . . . . . . . . . . . . .                  752,318                  665,339
  Treasury stock, at cost; 13,141,394
    shares and 12,960,894 shares
    at May 31, 1995 and
    August 31, 1994 respectively   . . . . . . . . .                 (295,041)                (288,930)
                                                                     --------                 --------
                                                                      544,332                  459,077
                                                                     --------                 --------
                                                                     $659,015                 $569,562
                                                                     ========                 ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                           May 31,                              May 31,
                                                  -------------------------           --------------------------
                                                   1995(1)           1994             1995(1)             1994
                                                  --------         --------          --------           --------
                                                                      (Dollars in thousands)
REVENUES  . . . . . . . . . . . . . . . . . .     $142,632         $111,861          $433,448           $442,043
                                                  --------         --------          --------           --------

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs. . . . . . . . . . . . . .      84,264           65,664           258,036            258,804
  Selling, general and
    administrative expenses . . . . . . . . .       18,265           18,264            54,068             60,974
                                                  --------         --------          --------           --------
                                                   102,529           83,928           312,104            319,778
                                                  --------         --------          --------           --------

    Income from operations  . . . . . . . . .       40,103           27,933           121,344            122,265

INTEREST AND
  DIVIDEND INCOME   . . . . . . . . . . . . .        5,497            3,398            14,526              9,766
                                                  --------         --------          --------           --------

    Income before provision
      for income taxes  . . . . . . . . . . .       45,600           31,331           135,870            132,031

PROVISION FOR INCOME TAXES  . . . . . . . . .       16,379           11,820            48,891             49,511
                                                  --------         --------          --------           --------

    Net income  . . . . . . . . . . . . . . .     $ 29,221         $ 19,511          $ 86,979           $ 82,520
                                                  ========         ========          ========           ========


PRIMARY EARNINGS PER
  SHARE . . . . . . . . . . . . . . . . . . .     $   0.78         $   0.52          $   2.33           $   2.17
                                                  ========         ========          ========           ========


_____________________________
(1) The results of operations for the nine and three months ended May 31, 1995 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. On a basis of accounting comparable to that employed for the nine month period ended May 31, 1994, revenues, net income and earnings per share for the nine months ended May 31, 1995 would have been approximately $31.4 million, $7.6 million and $.20 higher, respectively, than that actually reported and, for the three months ended May 31, 1995, would have been approximately $25.3 million, $5.7 million and $.15 lower, respectively, than that actually reported. See Management's Discussion and Analysis of Results of Operations and Financial Condition.



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                                May 31,
                                                                                     -----------------------------
                                                                                       1995                 1994
                                                                                     --------             --------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 86,979             $ 82,520
    Items not affecting cash:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .                 492                  417
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .              (6,347)             (35,747)
      Producer loans, advances and
        deferred costs  . . . . . . . . . . . . . . . . . . . . . . . . .              (2,996)             (48,413)
      Accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,119                7,841
      Payable to producers and others . . . . . . . . . . . . . . . . . .               4,760                8,283
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .              (3,681)              16,623
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (530)                 735
                                                                                     --------             --------
  Net cash provided by operating activities . . . . . . . . . . . . . . .              81,796               32,259
                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments . . . . . . . . . . . . . . . . . . . . . . . .              18,185                7,148
  Additions to fixed assets . . . . . . . . . . . . . . . . . . . . . . .              (1,275)                (251)
                                                                                     --------             --------
  Net cash provided by investing activities   . . . . . . . . . . . . . .              16,910                6,897
                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . .               4,354                2,174
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .              (6,111)             (21,315)
                                                                                     --------             --------
  Net cash used in financing activities   . . . . . . . . . . . . . . . .              (1,757)             (19,141)
                                                                                     --------             --------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS    . . . . . . . . . . . . . . . . . . . . . . . . . .              96,949               20,015
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             341,857              300,219
                                                                                     --------             --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $438,806             $320,234
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

                 The unaudited consolidated financial statements for the nine months and three months ended May 31, 1995 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1994 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1994 balances presented herein have been derived. The results of operations for the nine months and three months ended May 31, 1995 are not necessarily indicative of the results of operations for the full year.

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

                 The impact of adopting the change was to cause revenues, net income and earnings per share for the nine month period ended May 31, 1995 to be approximately $31.4 million, $7.6 million and $.20 lower, respectively, than they would have been under the prior practice, with no impact on cash flow. Such revenues will be recognized in the fourth quarter of fiscal 1995 under the modified practice.

                 The following pro forma financial information assumes the Company's prior revenue recognition practice had been in effect for the first, second and third quarters of fiscal 1995:

                                                                                Nine Months Ended
                                                                                      May 31,
                                                                      -------------------------------------
                                                                      1995 Pro forma                 1994
                                                                      --------------               --------

                                                                               (Dollars in thousands
                                                                               except per share data)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .            $464,824                  $442,043
Income from operations  . . . . . . . . . . . . . . . . . . .             133,277                   122,265
Income before provision for
  income taxes  . . . . . . . . . . . . . . . . . . . . . . .             147,804                   132,031

Net income  . . . . . . . . . . . . . . . . . . . . . . . . .              94,594                    82,520
                                                                         ========                  ========

Primary earnings per
  share . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   2.53                  $   2.17
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

Principal properties

                 The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 37% and 40% of revenues for the nine months ended May 31, 1995 and 1994, respectively; Wheel of Fortune accounted for approximately 21% and 19% of revenues for the nine months ended May 31, 1995 and 1994, respectively; Jeopardy! accounted for approximately 18% and 16% of revenues for the nine months ended May 31, 1995 and 1994, respectively; and Inside Edition accounted for approximately 8% of revenues for each of the nine months ended May 31, 1995 and 1994.

                 On a basis of accounting comparable to that employed for the nine months ended May 31, 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, and Inside Edition would have accounted for approximately 41%, 19%, 16% and 8%, respectively, of the Company's revenues for the nine months ended May 31, 1995.

Stockholders' equity

                 Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,435,000 and 37,662,000 shares, respectively, for the three months ended May 31, 1995 and 1994, and 37,327,000 and 37,986,000 shares, respectively, for the nine months ended May 31, 1995 and 1994, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of the period. The difference between primary and fully

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


diluted earnings per share for both periods presented was not significant.

(2)  Buffalo Broadcasting Co. Inc.

                 On May 25, 1995, the Company announced its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York (the "Station") operated by Buffalo Broadcasting Co. Inc. ("Buffalo"), to LIN Television Corporation for $95 million in cash. The consummation of the transaction is subject to approval by the Federal Communications Commission.

                 The Company acquired Buffalo in December 1988 in a highly leveraged transaction. In April 1992, the Company and Buffalo's lenders entered into an agreement providing for a financial restructuring of Buffalo effective August 4, 1992. As a result of such restructuring, Buffalo ceased to be a consolidated subsidiary of King World. The Company's investment in Buffalo subsequent to the restructuring was carried at cost.

                 If the foregoing sale of WIVB-TV is consummated, the Company expects to recognize a $9 million pre-tax gain from such sale.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS AND THREE MONTHS ENDED MAY 31, 1995 AND 1994

Revenues

                 Revenues for the first nine months of fiscal 1995 decreased by approximately 2% compared to the first nine months of fiscal 1994 due to the adoption of a change in accounting for revenue recognition on a prospective basis in the fourth quarter of fiscal 1994. Had revenues in the first nine months of fiscal 1995 been recognized on a basis comparable to that of the first nine months of fiscal 1994, revenues in the fiscal 1995 period would have been approximately 5% higher than the prior period, due primarily to increased cash license fees from The Oprah Winfrey Show and, to a lesser extent, an increase in revenues derived from the sale of retained advertising time in Wheel of Fortune and Jeopardy! as a result of the retention of one additional 30-second advertising spot per episode commencing with the 1994-1995 television
season.   For the three months ended May 31, 1995, revenues were approximately
27% higher than the three months ended May 31, 1994, due to generally lower production levels in the third fiscal quarter under the Company's prior revenue recognition practice and would have been approximately 5% higher on a basis of accounting comparable to the earlier period, due primarily to increased cash license fees from The Oprah Winfrey Show and, to a lesser extent, an increase in revenues derived from the sale of retained advertising time in Wheel of Fortune.

                 The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for the first nine months of fiscal 1995 compared to 40%, 19%, 16% and 8%, respectively, for the first nine months of fiscal 1994. American Journal accounted for approximately 4% of the Company's revenues for the nine months ended May 31, 1995 and 5% for the nine months ended May 31, 1994. Rolonda, which debuted in January 1994, accounted for approximately 3% of the Company's revenues for the first nine months of fiscal 1995 and 2% for the first nine months of fiscal 1994. The Les Brown Show accounted for approximately 2% of the Company's revenues for the first nine months of fiscal 1994, but was cancelled in January 1994. On a basis of accounting comparable to that employed for the first nine months of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for for approximately 41%, 19%, 16% and 8%, respectively, and American Journal and Rolonda would have ac-counted for approximately 5% and 3%, respectively, of the Company's revenues for the first nine months of fiscal 1995.

                 For the three months ended May 31, 1995, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 38%, 21%, 18% and 8%, respectively, of the Company's revenues compared to 40%, 20%, 4% and 11%, respectively, for the three months ended May 31, 1994. American Journal accounted for approximately 4% of the Company's revenues for the three months ended May 31, 1995 compared to 8% for the three months ended May 31, 1994, and Rolonda accounted for approximately 3% of the Company's revenues for the three months ended May 31, 1995 and 5% of the Company's revenues for the three months ended May 31, 1994. The Les Brown Show accounted for approximately 1% of the Company's revenues for the three months ended May 31, 1994. On a basis of accounting comparable to that employed for the three months ended May 31, 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 43%, 21%, 4% and 11%, respectively, and American Journal and Rolonda would have accounted for approximately 9% and 4%, respectively, of the Company's revenues for the three months ended May 31, 1995.

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

                 Producers' fees, programming and other direct operating costs decreased by less than 1% in the nine months ended May 31, 1995 compared to the nine months ended May 31, 1994. Because the recognition of these costs generally coincides with the recognition of the revenues with which they are associated, the adoption of the modified accounting practice in the fourth quarter of fiscal 1994 caused such costs to be substantially lower in the first quarter of fiscal 1995 than they would have been under the prior revenue recognition practice. For the three months ended May 31, 1995, producers' fees, programming and other direct operating costs increased by approximately 28% compared to the three months ended May 31, 1994. On a basis of accounting comparable to that employed in the comparable periods of fiscal

1994, producers' fees, programming and other direct operating costs would have increased by approximately 6% in the first nine months and 5% in the third quarter of fiscal 1995 over the corresponding periods of the prior fiscal year, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show, Wheel of Fortune and Jeopardy! (a portion of which is payable to the producers of such series) and, to a lesser extent, increased production costs associated with Inside Edition, American Journal and Rolonda.

Selling, general and administrative expenses

                 Selling, general and administrative expenses decreased by approximately 11% in the first nine months of fiscal 1995 over the corresponding period of the prior fiscal year primarily due to the accounting change. Selling, general and administrative expenses for the three months ended May 31, 1995 were comparable to the three months ended May 31, 1994. On a basis of accounting comparable to that employed in the first nine months of fiscal 1994, such expenses would have decreased by approximately 7% for the nine months ended May 31, 1995 and by approximately 3% for the three months ended May 31, 1995 due primarily to lower advertising and promotion costs.

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

                 As of May 31, 1995, the performance targets associated with certain stock and stock appreciation units granted in December 1993 to Roger King, the Company's Chairman of the Board, and Michael King, the Company's President and Chief Executive Officer, were achieved, resulting in the payment by the Company subsequent to May 31 of a lump-sum pre-tax cash bonus to each of them of approximately $5 million. These units had become eligible for redemption on August 31, 1994 and each of the subsequent fiscal quarters through the third quarter of fiscal 1995, subject to the achievement of the specified performance goals. Additional cash bonuses in respect of units that will become eligible for redemption on August 31, 1995 will be payable if the performance goals specified for the fourth quarter of fiscal 1995 are achieved.

Net income and primary earnings per share

                 The Company's operating income for the first nine months of fiscal 1995 decreased by approximately 1% compared to the corresponding period of the prior year, primarily due to the change in accounting for revenue recognition. Had the prior method of revenue recognition been employed in the first nine months of fiscal 1995, the Company's operating income for such period would have been approximately 9% higher than the comparable period of fiscal 1994. Reported net income for the first nine months of fiscal 1995 increased by 5% compared to the corresponding period of the prior year. Absent the accounting change, net income would have been approximately $12.1 million (or 15%) higher than the first nine months of fiscal 1994, reflecting higher operating income, higher interest income earned on the Company's cash and investments (due primarily to an increase in interest rates over the prior year), and a lower effective tax rate for the first nine months of fiscal 1995. Primary earnings per share, which were $.16 higher in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994, would have been $.36 (or 17%) higher in the first nine months of fiscal 1995 compared with the first nine months of fiscal 1994 had the prior method of revenue recognition been employed, due to the increase in net income and a smaller number of shares outstanding as a result of the Company's ongoing stock repurchase program.

                 For the three months ended May 31, 1995, operating income increased by approximately 44% compared to the corresponding period of the prior year, while net income and earnings per share each increased by approximately 50%. On a basis of accounting comparable to that employed for the three months ended May 31, 1994, operating income, net income and earnings per share would have increased by approximately 10%, 21% and 22%, respectively, over the comparable period of fiscal 1994, due primarily to the factors discussed above for the nine month period.

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

                 The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and became obligated to pay Harpo certain minimum amounts against its participation fees for such periods, irrespective of the amount of license fees generated by the series in such periods. Harpo's participation fees for the 1993-1994 broadcast season exceeded such minimum amounts for the 1993-1994 and 1994-1995 broadcast seasons. The loan was due to be repaid in two installments of $8,625,000 each, one of which was paid in July 1994 and the other of which was paid in June 1995.

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

                 In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. In the first quarter of fiscal 1995, the Company repurchased an aggregate 40,000 shares for aggregate consideration of approximately $1.44 million (or approximately $36.00 per share), and in the second quarter of fiscal 1995, the Company repurchased an additional 140,500 shares for aggregate consideration of approximately $4.7 million (or approximately $33.25 per share). No repurchases were made by the Company in the third quarter of fiscal 1995. As of July 6, 1995, there remained 301,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

PART II - OTHER INFORMATION

             None.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           KING WORLD PRODUCTIONS, INC.



                                          By:  /s/ Steven A. LoCascio
                                               ---------------------------------
                                               Steven A. LoCascio,
                                               Vice President and Controller
                                               As Chief Accounting Officer
                                               and on behalf of the Registrant

July 13, 1995

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule