Form 10-K
period 1995-08-31
KING WORLD PRODUCTIONS INC
filed 1995-11-16
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
         /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended August 31, 1995

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For transition period from           to

                        Commission file number:  1-9244

                           KING WORLD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-2565808
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    1700 Broadway
 New York, New York                                                10019
(Address of principal                                            (Zip Code)
  executive offices)

Registrant's telephone number, including area code: 212-315-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                       -----------------------
         Common Stock,                             New York Stock Exchange
         $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                      None
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

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                 The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 8, 1995 was approximately $1.0 billion.

                 As of November 8, 1995, there were 36,872,613 outstanding shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 The registrant's definitive proxy statement for its 1996 annual meeting of stockholders (which is to be filed pursuant to Regulation 14A not later than December 29, 1995) is incorporated by reference into Part III of this Form 10-K.

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

PROGRAMMING AND RELATED OPERATIONS

First-run Television Syndication

                 King World's revenues currently are derived primarily from the first-run strip syndication of the television series The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition. These series are four of the top ten series in national syndication, as reported in the July 1995 Nielsen Designated Market Area Ranking Report. Wheel of Fortune and Jeopardy! had the two highest ratings among all syndicated television shows and The Oprah Winfrey Show had the highest ratings among all national television talk shows.
According to Nielsen, Wheel of Fortune has had the highest ratings among shows in national syndication for the last 47 consecutive sweeps periods, Jeopardy! has had the second highest ratings among such shows for each of the last 40 consecutive sweeps periods and The Oprah Winfrey Show has had the third highest ratings among such shows for 28 of the last 36 sweeps periods. Based primarily on the success of The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!, King World's revenues have grown from $80.6 million in fiscal 1985 to $574.2 million in fiscal 1995 and its net income has increased from $9.8 million in fiscal 1985 to $117.3 million in fiscal 1995. Revenues derived from The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition (including revenues derived from the sale of retained advertising time) accounted for approximately 84% of King World's revenues for the fiscal year ended August 31, 1995.

                 In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which was accounted for prospectively as a change in accounting estimate as opposed to a change in accounting principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. The results of operations set forth herein relating to the Company's 1995 fiscal year and the fourth quarter of fiscal 1994 are presented on the modified basis. See Note 1 of Notes to Consolidated Financial Statements.

                 At present, King World distributes television programming primarily to network-owned-and-operated stations and network-affiliated stations. First-run syndicated programming distributed by the Company competes primarily with other first-run syndicated programming, network reruns and programming produced by local television stations.

                 The United States television market is served primarily by network-owned-and-operated stations, network-affiliated stations, independent stations and cable operators. During hours commonly referred to as "prime-time" (currently, with limited exceptions, 8 p.m. to 11 p.m. in the Eastern and Pacific time zones and 7 p.m. to 10 p.m. in the Central and Mountain time zones), stations owned and operated by the four major broadcast networks (the ABC Television Network, the CBS Television Network, the NBC Television Network and the Fox Broadcasting Company), and stations affiliated with those networks, broadcast schedules consisting primarily of programming produced for initial exhibition by the networks. In non-prime time, such stations broadcast network programming, off-network programming (reruns), programming produced by the local stations themselves or by independent producers and first-run syndicated programming (programming produced for initial distribution on a syndicated basis). Independent television stations, during both prime and non-prime time, broadcast their own programming, off-network programming and first-run syndicated programming; some of such stations are affiliated with the WB or the United Paramount Network, each of which currently supplies its respective affiliates with prime-time programming two evenings per week and with several hours per week of non-prime-time programming. Some cable operators, in addition to other services that they offer, telecast syndicated programming.

                 Nielsen divides the United States into 211 designated market areas and approximately 29 additional special market areas that, on the basis of size and the other Nielsen criteria, do not qualify as designated market areas. The approximately 240 Nielsen designated and special market areas are referred to below as the "Nielsen market areas".

                 In the 1983-1984 broadcast season, King World introduced a syndicated version of Wheel of Fortune, which had premiered on daytime network television in 1975. For the 1994-1995 broadcast season, Wheel of Fortune was licensed to television stations in 201 Nielsen market areas in the United States, covering approximately 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 202 Nielsen market areas, covering approximately 99% of total domestic television households.

                 For the 1984-1985 broadcast season, the Company introduced Jeopardy!, a remake of the successful game show originally broadcast on network television between 1964 and 1975. For both the 1994-1995 broadcast season and the current broadcast season, Jeopardy! was licensed to television stations in 195 Nielsen market areas in the United States, covering approximately 98% of total domestic television households.

                 For the 1986-1987 broadcast season, King World introduced into national television syndication The Oprah Winfrey Show, a talk show hosted by Oprah Winfrey which, until October 1988, was produced by WLS-TV, an ABC owned-and-operated station. Commencing in October 1988, Harpo, Inc. ("Harpo"), an entity controlled by Ms. Winfrey, assumed production of the series. For the 1994-1995 broadcast season, The Oprah Winfrey Show was licensed to television stations in 210 Nielsen market areas in the United States, covering more than 99% of total domestic television households, and for the current broadcast season has been licensed to stations in 207 Nielsen market areas, covering more than 99% of total domestic television households.

                 Inside Edition, a half-hour first-run syndicated newsmagazine series hosted by Deborah Norville that is produced and distributed by King World, premiered in January 1989. It is the first television series produced by King World. Inside Edition is produced at the Company's production facility in New

York and has a correspondent bureau in Los Angeles to enhance the ability of the program to provide nationwide coverage. For the 1994-1995 broadcast season, Inside Edition was licensed to television stations in 163 Nielsen market areas, covering approximately 93% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 158 Nielsen market areas, covering approximately 92% of total domestic television households.

                 American Journal, a half-hour first-run syndicated newsmagazine series that is also produced by King World in New York, premiered in September 1993. American Journal is anchored by Nancy Glass, the Emmy Award-winning former senior correspondent of Inside Edition. For the 1994-1995 broadcast season, American Journal was licensed to television stations in 127 Nielsen market areas, covering approximately 88% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 122 Nielsen market areas, covering approximately 86% of total domestic television households.

                 Rolonda, a daytime talk show that is also produced by King World in New York, premiered in January 1994. It is hosted by Rolonda Watts, a popular broadcast journalist. For the 1994-1995 broadcast season, Rolonda was licensed to television stations in 88 Nielsen market areas, covering approximately 74% of total domestic television households. For the current broadcast season, Rolonda has been licensed to television stations in 72 Nielsen market areas, covering approximately 67% of total domestic television households.

                 Each of The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, Inside Edition, and American Journal has been licensed to television stations for exhibition in the current and in future broadcast seasons, commencing with the 1996-1997 broadcast season and extending, in certain cases, as far into the future as the 1999-2000 broadcast season. Revenues and related expenses under such license agreements will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 24, 1995, the gross amount of license fees under such agreements approximated $1.8 billion, of which approximately $1.04 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1995 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the commitment of the producer and Ms. Winfrey to continue to produce and host the show after the 1997-1998 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

                 There can be no assurance that any of these programs will be licensed for additional years through renewal of existing licenses or issuance of new licenses or, if so licensed, that the terms of the license agreements will be as favorable to King World as those of the existing licenses. There can be no assurance that the key personalities on such programs, such as Oprah Winfrey, Pat Sajak, Vanna White and Alex Trebek, will continue to participate in the production of their respective programs. If for any reason they do not do so, there could be a material adverse effect on the Company's business.

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

                 The terms under which the Company obtains the right to distribute programming from independent producers vary in each instance. The Company distributes The Oprah Winfrey Show pursuant to an agreement with Harpo, the producer of the series. Under the terms of the agreement currently in effect, the Company has been granted the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 broadcast season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the series in any season after the 1995-1996 season. In October 1995, Harpo and Ms. Winfrey committed to produce and host the series through the 1997-1998 season. It is uncertain whether Harpo and Ms. Winfrey will elect to produce and host the series for seasons beyond the 1997-1998 season. Their failure to do so would have a material adverse effect on the Company's results of operations.

                 The Company's agreement with Harpo establishes, among other things, the production fees payable to Harpo through the 1996-1997 broadcast season and commits the Company to guaranty payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. After the 1999-2000 television season, Harpo will not be obligated to distribute the series through the Company.

                 Under the terms of the agreement with Harpo, Ms. Winfrey is subject until the 2000-2001 television season to certain restrictions on her ability to appear in television shows with the same or similar format as The Oprah Winfrey Show. In the event of certain corporate transactions constituting a "change in control" of the Company under the amended agreement, Harpo has the right to terminate such restrictions and, under certain circumstances, receive additional consideration for producing the series.

                 The financial arrangements in the amended agreement with Harpo are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid by television stations for the series in forthcoming seasons, increased barter revenues from the series, or both, the Company's net profits derived from The Oprah Winfrey Show will decline in the coming years.

                 The Company's agreements with Columbia TriStar Television (formerly Merv Griffin Enterprises), the producer of Wheel of Fortune and Jeopardy!, provide that King World shall be the exclusive distributor for each such series so long as the Company has obtained sufficient broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for first-run strip syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.

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

                 In recent years, the new shows introduced by the Company in first-run syndication have been developed and produced by the Company itself. In such cases, the Company hires a production team, leases production facilities, engages talent, assumes all of the costs and expenses of developing, producing, advertising, promoting and distributing the programming and, after any required payments to the production team and talent, retains the net profits derived from the exploitation of the programming.

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

                 In the 1995 fiscal year, approximately 14% of the Company's revenues were derived from license fees under contracts with television stations owned by Capital Cities/ABC, Inc. No other television station, broadcast group or advertiser accounted for ten percent or more of the Company's revenues in the fiscal year.

Marketing

                 In the United States, there are approximately 240 Nielsen designated and special market areas containing commercial and/or public television stations. Sales to domestic television stations are made by the Company through a sales force that numbered 11 persons as of November 1, 1995. The Company's marketing strategy concentrates on a select number of programs that the Company considers to have good prospects for high audience ratings and expects will meet television stations' programming needs for specific time periods.

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

Sale of Advertising Time

                 Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of King World, sells advertising time within television programs. As of November 1, 1995, Camelot employed eight salespersons.

                 The value of advertising on any particular program varies significantly depending on the audience ratings and demographics for such program and conditions in the market for television advertising time in general. In order for advertising time on a particular syndicated television program to be valuable to national advertisers, the program must, as a general rule, be broadcast in television markets covering at least 70% of the total domestic television households. For the 1995-1996 broadcast season, The Oprah Winfrey Show has been licensed to stations covering more than 99% of the total domestic television households; Wheel of Fortune and Jeopardy! have been licensed to stations covering approximately 99% and 98%, respectively, of the total domestic television households; Inside Edition has been licensed to stations covering approximately 92% of the total domestic television households; American Journal has been licensed to stations covering approximately 86% of the total domestic television households; and Rolonda has been licensed to stations covering approximately 67% of the total domestic television households.

                 Fees for advertising time are established on the basis of household audience ratings or, more frequently, on the basis of the delivery of a certain demographic category of the viewing audience. The desired household rating or demographic delivery, as the case may be, is negotiated in advance with the advertiser or its agency. If the television program does not deliver at least the agreed-upon audience coverage, Camelot is obligated either to make available, at no additional cost, additional advertising time within the same program or other programs that are expected to deliver at least the agreed-upon audience coverage, or to refund that portion of the advertising fee attributable to the underdelivery.

                 Generally, a portion of the Company's contracts for the sale of its advertising time may be cancelled by the advertiser upon 90 days' notice. Each television station is obligated to broadcast advertising time retained by King World even if the program or episode on which the time was retained is preempted by the station.

                 Historically, Camelot has sold advertising time primarily on television programs distributed by King World. However, a portion of Camelot's revenues has in recent years been attributable to commissions earned on sales of advertising time on television programs distributed by companies other than King World. Camelot has agreements currently in effect with, among others, Western International Syndication to sell advertising time in It's Showtime at the Apollo, a variety program.

Foreign Sales

                 The Company licenses episodes of Wheel of Fortune, Jeopardy!, The Oprah Winfrey Show and Inside Edition in Canada and certain other English-speaking foreign territories. The Company also licenses the production of foreign versions of Wheel of Fortune and Jeopardy! in a number of other major foreign territories, including, among others, Australia, Germany and Poland. Under licenses from King World, Unilever, N.V. licenses the production of local versions of Wheel of Fortune and Jeopardy! for broadcast in a number of Western European markets. In addition, the Company has recently become more active in acquiring rights for the distribution of television programming solely outside the United States. Revenues from foreign sales (includ-ing Canada) accounted for approximately 8% of King World's revenues in fiscal 1995.

Merchandising and Film Library

                 The Company has granted licenses to others to produce Wheel of Fortune and Jeopardy! boxed board games and to exploit certain of its merchandising rights in The Little Rascals. King World also distributes its own library of over 60 feature length films and over 200 television programs, including 14 Sherlock Holmes, 13 The East Side Kids, 9 Mr. Moto and 11 Charlie Chan feature length films and episodes from The Little Rascals, Topper, Branded and The Guns of Will Sonnett television series. In acquiring feature length films and television programs for its own library, the Company has attempted to emphasize classic programming -- films and television series with broad and enduring audience appeal. King World holds long-term television and related distribution rights to the properties in its library. The Company is not generally required to make any material royalty or similar payments with respect to the properties in its library. Revenues from merchandising and the film library accounted for less than 1% of the Company's revenues in fiscal 1995.

Direct Response Marketing

                 The Company operates King World Direct Inc., a direct response marketing subsidiary. King World Direct handles key aspects of direct response marketing campaigns, including production, order fulfillment and media placement.

                 King World Direct has developed direct response telemarketing campaigns for, among others, the Wild America video series and Sears Craftsman Robogrip pliers. Revenue from direct response marketing activities accounted for approximately 1% of the Company's revenues in fiscal 1995.

Competition

                 The production and distribution of television programming and the sale of associated advertising time is a highly competitive business. King World competes with many companies that have resources substantially greater than those of King World.

                 The most important competitive factors in television program distribution are marketing, quality and variety of programming and research and promotional services. King World's success is highly dependent upon those factors as well as the continuing availability of writers, performers and other creative talent and the viewing preferences of television audiences. King World has attempted to concentrate on the distribution of pro-grams that it believes will have broad or enduring audience appeal in order to reduce its exposure to changes in viewer preferences. King World has also developed an experienced television syndication sales organization as well as strong programming acquisition, research and advertising and promotion departments. See "Marketing" above.

Regulation of the Television Industry

                 Prime-Time Access Rule/Financial Interest and Syndication Rule

                 A rule promulgated by the Federal Communications Commission ("FCC") in the 1970's and known as the "prime-time access rule" prohibits (subject to certain significant exceptions) network-owned and network-affiliated television stations in the 50 largest television markets from broadcasting more than a total of three hours per day of programming supplied by or previously aired on a network during the prime-time period (defined under the rule as 7-11 p.m. Eastern and Pacific time and 6-10 p.m. Central and Mountain time). Due to the rule, network-owned and network-affiliated stations often acquired either one hour or one-half hour of program material for exhibition during the prime-time access period from independent television producers and syndicators such as the Company.

                 On October 20, 1994, the FCC initiated proceedings looking toward reconsideration or modification of the prime-time access rule. On July 29, 1995, the FCC issued a decision concluding that the prime-time access rule no longer serves the public interest because the networks now lack market power sufficient to foreclose access by independent producers and syndicators of first-run programming to the prime-time access period. In order to permit an orderly transition, the FCC held that programming supplied by or previously aired on a network may not be aired during the prime-time access period for 12 months from the August 1995 effective date of its decision, but during such period stations subject to the rule are permitted to enter into contracts providing for the airing of such programming in the access period after August 1996.

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

                 In April 1993, after further proceedings, the FCC voted to further modify the Rules (the "1993 Decision"), but to retain the 1991 restrictions on network involvement in first-run syndication activities. In the 1993 Decision, the FCC stated that it would conduct a review of the remaining Rules 18 months after the lifting of Consent Decrees (which in fact occurred in November 1993). On August 6, 1995, the FCC concluded its review of the remaining Rules, holding that the Rules, including the restrictions on network entry into first-run syndication activities, are no longer necessary. By the terms of the FCC order, the Rules expired in August 1995.

                 As a result of the repeal of the prime-time access rule and the elimination of the remaining restrictions of the financial interest and syndication rules, the Company anticipates that it will have more difficulty licensing its programming to stations owned and operated by the three major television networks and that, even if the Company is able to so license its programming, the profitability of such programming to the Company will, as a result of terms imposed by such stations, be likely to be reduced.

                 Other FCC Rules and Legislative Proposals Affecting the Television Industry

                 FCC rules currently permit the common ownership of, in most circumstances, up to twelve television stations, subject (in the case of station groups) to certain limitations based on audience reach. The rules also prohibit the common ownership of stations if certain defined service contours overlap. In May 1992, the FCC initiated proceedings requesting comments on various proposals to relax the ownership restrictions placed on television broadcasters and networks. The FCC is considering proposals to increase the number of stations that a network or station group may control and/or to relax the audience reach limitations; it is also considering relaxing the limitations on the number of stations with overlapping service contours that may be under common ownership. The United States Congress is also considering legislative proposals for repeal, or substantial relaxation, of these ownership limitations. King World is unable to predict the outcome of any of these proposals. King World believes that increases in the concentration of television station ownership, either by the networks or by broadcast groups, will tend to increase the power of the networks and the broadcast groups in the market for television programming and, consequently, could adversely affect
King World's bargaining position vis-a-vis its customers.

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

                 In June 1995, the FCC initiated two proceedings in which it is considering repeal or relaxation of certain of its regulations restricting or forbidding certain contractual arrangements between a network and its affiliates. Among the matters under examination are: a rule that forbids a network from entering into a contract with any affiliate that either enables the network to reserve any time on the affiliate's station before the network has committed to use the time, or requires the station to make time available for network programming in substitution for programming already scheduled by the affiliate ("Time Optioning Rule"); a rule that forbids a network from penalizing affiliated stations for rejecting network programming and substituting programming deemed by the station to be of greater local or national interest; and a rule that forbids stations from affiliating with any network organization that operates more than one network. Separately, the FCC is re-examining a rule that prohibits a network from directly or indirectly controlling the advertising rates charged by an affiliate in connection with the broadcast of non-network programming ("Station Rates Rule") and a rule that forbids a network from acting as a sales representative for affiliated stations for the sale of advertising time in connection with non-network programming ("Station Rep Rule").

                 The Company is unable to predict the outcome of these proceedings. Although the Company believes that certain of the conduct prohibited by the FCC's rules, such as the Station Rates Rule, are proscribed or curtailed under the anti-trust laws, the

Company anticipates that repeal or substantial relaxation of the Time Optioning Rule and the Station Rep Rule will tend to increase the power of the networks in the market for television programming and for the sale of advertising time and will consequently adversely affect King World's bargaining position vis-a-vis network-affiliated stations, and the sale of King World's barter time.

                 Other Regulatory and Legislative Matters

                 In October 1992, Congress enacted legislation imposing certain new regulations on the cable television industry. The legislation includes provisions that require each local television station (as defined) to make an election between demanding carriage on any cable system within its service area on a "must-carry" basis (for which the station receives no compensation) or demanding that such cable system obtain the consent of the station and pay compensation (and/or furnish other consideration) to the station for the right to carry its signal. The election made by the station as to each such cable system remains in effect for three years. Since the advent of these "retransmission consent" provisions, which became operative in October 1993, a small number of cable systems have refused to or failed to reach carriage agreements with particular local television stations and consequently ceased the carriage of such stations, thus resulting in decreased audience for King World programming aired on those stations, and in the future other cable systems could refuse or fail to reach such agreements. The Company has suffered no discernible adverse impact to date.

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

                 The United States Congress is considering legislative proposals to allow telephone companies to engage in the production, packaging and distribution of television programming over facilities owned by such companies, subject to certain regulatory restrictions. Also, in 1992, the FCC adopted regulations which permit telephone companies to make their common carrier facilities available for the carriage of video programming ("video dialtone"). As promulgated, the rules severely limited the ability of a local telephone company to acquire financial interests in video programming distributed over its own telephone facilities. In October of 1994, the FCC revised its video dialtone rules but retained the restrictions on a telephone company's acquisition of financial interests in programming transmitted over its own telephone facilities. Judicial appeals of this determination are pending.

                 King World is unable to predict the outcome of any of these proposals or proceedings. However, to the extent that telephone companies are permitted to engage in the production and distribution of video programming (or to acquire financial interests in video programming distributed over telephone company facilities), the position of over-the-air television stations in the video marketplace could be substantially weakened, thus resulting in decreased audiences for King World programming aired on those stations.

                 The FCC has initiated proceedings, and the United States Congress is considering legislative proposals, relating to the deployment of Advanced Television Technologies ("ATV"). These technologies would, among other things, enable television stations to simultaneously broadcast more than one program at the same time; and the FCC has tentatively concluded that it will permit the use of the additional channel capacity resulting from ATV to be used for entertainment programming purposes. Because the evolution of ATV technology and the formulation of regulations governing its deployment and uses is in formative stages, the Company is unable to predict the outcome of these developments or their impact upon the Company, if any.

Employees

                 As of November 1, 1995, the Company employed approximately 430 persons. Of this number, approximately 300 are involved in the production of Inside Edition, American Journal and Rolonda. Twenty-four of the Company's employees are covered by collective bargaining agreements.

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

                                                                        High                     Low
                                                                      -------                  -------
                   Fiscal 1994
                 First Quarter Ended
                   November 30, 1993  . . . . . . . . . .             42 5/8                  36 1/4
                 Second Quarter Ended
                   February 28, 1994  . . . . . . . . . .             42 3/8                  37
                 Third Quarter Ended
                   May 31, 1994 . . . . . . . . . . . . .             42                      33 5/8
                 Fourth Quarter Ended
                   August 31, 1994  . . . . . . . . . . .             44                      37 1/4

                   Fiscal 1995
                 First Quarter Ended
                   November 30, 1994  . . . . . . . . . .             39 1/8                  34 5/8
                 Second Quarter Ended
                   February 28, 1995  . . . . . . . . . .             36 7/8                  32 3/4
                 Third Quarter Ended
                   May 31, 1995 . . . . . . . . . . . . .             43                      35 1/8
                 Fourth Quarter Ended
                   August 31, 1995  . . . . . . . . . . .             43 3/8                  37 1/2

                 As of the close of business on October 24, 1995, there were 748 holders of record of the Company's Common Stock.

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

Item 6.          SELECTED FINANCIAL DATA

                 The following selected financial data have been derived from the consolidated financial statements of King World and its subsidiaries for the five years ended August 31, 1995, which have been audited and reported upon by Arthur Andersen LLP, independent public accountants. The unaudited 1995 and 1994 pro forma data presents selected financial data assuming that a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994 had not been made. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

Statements of Income:                                            Year Ended August 31,
                             ------------------------------------------------------------------------------------------------
                                             1995                         1994
                               1995(1)     Pro forma(1)      1994(1)    Pro forma(1)     1993        1992           1991
                               ----        ---------         ----       ---------        ----        ----           ----
                                          (unaudited)                  (unaudited)

                                                     (Dollars in thousands except per share data)
Revenues  . . . . . . . .    $574,186      $575,732        $480,659     $541,390       $474,312    $503,174       $475,909
Income from opera-
  tions   . . . . . . . .     162,416       162,736         127,578      148,151        150,950     152,481        154,084
Income before provi-
  sion for income
  taxes . . . . . . . . .     183,258       183,578         140,839      161,412        162,592     164,725        154,028
Net income  . . . . . . .     117,312       117,490          88,300      101,196        101,936      94,880(2)      90,591(3)
                             ========      ========        ========     ========       ========     =======       ========

Primary earnings per
  share . . . . . . . . .       $3.14         $3.15           $2.33        $2.67          $2.65       $2.43(2)       $2.31(3)
                             ========      ========        ========     ========       ========    ========       ========


Balance Sheets:                                                         August 31,
                             ------------------------------------------------------------------------------------------------
                                             1995                         1994
                               1995(1)     Pro forma(1)      1994(1)    Pro forma(1)     1993        1992           1991
                               ----        ---------         ----       ---------        ----        ----           ----
                                          (unaudited)                  (unaudited)

                                                     (Dollars in thousands except per share data)
Cash and invest-
  ments . . . . . . . . .    $529,025      $529,025        $430,048     $430,048       $384,489    $355,612       $241,915
Working capital . . . . .     477,794       477,972         294,336      307,232        286,348     273,086        126,489(4)
Total assets  . . . . . .     686,786       688,332         569,562      630,293        535,546     498,240        500,834
Long-term debt  . . . . .          --            --              --           --             --          --         97,238(4)
Stockholders'
  equity  . . . . . . . .     575,737       575,915         459,077      471,973        394,173     342,919        241,655
                             ========      ========        ========     ========       ========    ========       ========

1. The results of operations for fiscal 1995 and fiscal 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. The one-time impact of adopting such change was to cause revenues, income from operations, income before provision for income taxes, net income and primary earnings per share in the fourth quarter of fiscal 1994 to be approximately $60.7 million, $20.6 million, $20.6 million, $12.9 million and $.34 lower, respectively, than they would have been under the Company's prior revenue recognition practice. Such revenues were recognized in fiscal 1995 under the modified accounting practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995. The unaudited 1995 and 1994 pro forma data are presented for comparison purposes only and represent the results of operations and balance sheet information assuming the Company's prior revenue recognition practice had been in effect in the fourth quarter of fiscal 1994 and in fiscal 1995. See Note 1 of Notes to Consolidated Financial Statements.

2. Net income and primary earnings per share include the effect of a net loss from the deconsolidated operations of Buffalo Broadcasting Co. Inc. ("Buffalo"), a former subsidiary of the Company, of approximately $7.7 million and $.20, respectively. See Note 8 of Notes to Consolidated Financial Statements.

3. Net income and primary earnings per share include the effect of an extraordinary loss of approximately $2.6 million and $.07, respectively, in fiscal 1991, as a result of the write-off of King World's investment in Financial News Network, Inc.

4. Working capital in fiscal 1991 reflects the reduction of $97.2 million of long-term debt, which was reclassified as a current liability.
         Such long-term debt was collateralized by all of the assets of Buffalo and King World's stock in Buffalo. Such long-term debt was restructured in fiscal 1992, as a result of which Buffalo was deconsolidated from King World's financial statements. See Note 8 of Notes to Consolidated Financial Statements.

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

                 Historically, King World had followed a practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). This practice had the effect of creating variations in the Company's reported revenues and earnings from quarter to quarter, corresponding to the greater or smaller number of shows that were produced in a particular quarter, which were not necessarily indicative of longer-term trends in the Company's business.

                 In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which was accounted for prospectively as a change in accounting estimate as opposed to a change in accounting principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming and in some cases several months after the programming is produced, the effect of adopting the modified practice is to cause revenues from certain series to be recognized closer to the air date than under the prior practice. In addition, the accounting change eliminates the quarterly revenue and earnings fluctuations that were attributable to variations in production schedules.

                 The one-time impact of adopting the change was to cause fourth quarter fiscal 1994 revenues, net income and earnings per share to be approximately $60.7 million, $12.9 million and $.34 lower, respectively, than they would have been under the prior practice, with no impact on cash flow. Such revenues were recognized in fiscal 1995 under the modified accounting practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1995 AND FISCAL 1994

Revenues

                 Revenues for fiscal 1995 increased by approximately 19% compared to fiscal 1994 due to the adoption of a change in accounting for revenue recognition on a prospective basis in the fourth quarter of fiscal 1994. Had revenues been recognized in fiscal 1995 and the fourth quarter of fiscal 1994 on a basis comparable to that of the first nine months of fiscal 1994, revenues in fiscal 1995 would have been approximately 6% higher than the prior year, due primarily to increased cash license fees from The Oprah Winfrey Show and, to a lesser extent, an increase in revenues derived from the sale of retained advertising time in Wheel of Fortune and Jeopardy! as a result of the retention of one additional 30-second advertising spot per episode commencing with the 1994-1995 television season.

                 The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1995 compared to 41%, 17%, 15% and 9%, respectively, for fiscal 1994. American Journal accounted for approximately 4% of the Company's revenues for fiscal 1995 and 5% for fiscal 1994. Rolonda, which debuted in January 1994, accounted for approximately 3% of the Company's revenues for fiscal 1995 and 2% for fiscal 1994. The Les Brown Show, which was cancelled in January 1994, accounted for approximately 2% of the Company's revenues for fiscal 1994. Had the prior method of revenue recognition been employed in fiscal 1995 and the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1995, and 36%, 21%, 18% and 8%, respectively, for fiscal 1994. American Journal and Rolonda would have accounted for approximately 4% and 3%, respectively, of the Company's revenues for fiscal 1995 and 4% and 2%, respec-tively, for fiscal 1994. The Les Brown Show would have accounted for approximately 1% of the Company's revenues in fiscal 1994.

Producers' fees, programming and other direct operating costs

                 Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation payments payable by the Company to producers and talent; and production and distribution costs for first-run syndicated programming. The share of revenues payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

                 Producers' fees, programming and other direct operating costs increased by approximately 22% in fiscal 1995 compared to fiscal 1994.
Because the recognition of these costs generally coincides with the recognition of the revenues with which they are associated, the adoption of the modified accounting practice in the fourth quarter of fiscal 1994 caused such costs to be substantially lower in the fourth quarter of fiscal 1994 than they would have been under the prior revenue recognition practice. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, producers' fees, programming and other direct operating costs would have increased by approximately 7% in fiscal 1995 over the prior fiscal year, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show, Wheel of Fortune and Jeopardy! (a portion of which is payable to the producers of such series) and, to a lesser extent, increased production costs associated with Inside Edition, American Journal and Rolonda.

Selling, general and administrative expenses

                 Selling, general and administrative expenses decreased by approximately 5% in fiscal 1995 from the prior fiscal year primarily due to lower advertising and promotion costs. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, such expenses would have been substantially the same as that actually reported.

                 In December 1993, the Company entered into new employment agreements with four executive officers. The agreements provide, among other things, for new bonuses intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), including bonuses payable upon the introduction of new shows and bonuses contingent upon the Company's Common Stock achieving specified target prices during pre-established measurement periods.

                 As of May 31, 1995, the performance targets associated with certain stock and stock appreciation units granted in December 1993 to Roger King, the Company's Chairman of the Board, and Michael King, the Company's President and Chief Executive Officer, were achieved, resulting in the payment by the Company subsequent to May 31 of a lump-sum pre-tax cash bonus to each of them of approximately $5 million. These units had become eligible for redemption on August 31, 1994 and each of the subsequent fiscal quarters through the third quarter of fiscal 1995, subject to the achievement of the specified performance goals. The performance goals specified for the units that became eligible for redemption on August 31, 1995 were not achieved and the units expired on such date.

Net income and primary earnings per share

                 The Company's operating income for fiscal 1995 increased by approximately 27% compared to the prior year, primarily due to the change in accounting for revenue recognition. Had the prior method of revenue recognition been employed in fiscal 1995 and the fourth quarter of fiscal 1994, the Company's operating income would have been approximately 10% higher in fiscal 1995 than in fiscal 1994. Reported net income for fiscal 1995 increased by 33% compared to the prior year. Absent the accounting change, net income would have been approximately $16.3 million (or 16%) higher than fiscal 1994, reflecting higher operating income, higher interest income earned on the Company's cash and investments (due primarily to an increase in interest rates over the prior year), and a lower effective tax rate for fiscal 1995. Primary earnings per share, which were $.81 higher in fiscal 1995 compared to fiscal 1994, would have been $.48 (or 18%) higher in fiscal 1995 compared with fiscal 1994 had the prior method of revenue recognition been employed, due to the increase in net income and a smaller number of shares outstanding as a result of the Company's ongoing stock repurchase program.

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

COMPARISON OF FISCAL 1994 AND FISCAL 1993

Revenues

                 Due to the adoption of the accounting change referred to above, the Company's revenues for the fiscal year ended August 31, 1994 increased by 1% over the prior year. Had revenues in the fourth quarter of fiscal 1994 been recognized on a basis comparable to prior periods, revenues for fiscal 1994 would have been approximately 14% higher than fiscal 1993, due primarily to the introduction of new shows produced and distributed by the Company (American Journal, which debuted in September 1993, Rolonda, which debuted in January 1994, and The Les Brown Show, which debuted in September 1993 and was cancelled in January 1994), increased cash license fees from The Oprah Winfrey Show and Inside Edition and, to a lesser extent, an increase in revenues derived from the sale of retained advertising time on Wheel of Fortune, Jeopardy! and Inside Edition.

                 The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 41%, 17%, 15% and 9%, respectively, of the Company's revenues for fiscal 1994, compared to 39%, 24%, 20% and 8%, respectively, for the prior year. American Journal, Rolonda and The Les Brown Show accounted for approximately 5%, 2% and 2%, respectively, of the Company's revenues for fiscal 1994. The decreases in the relative contributions of Wheel of Fortune and Jeopardy! to the Company's fiscal 1994 revenues are primarily attributable to the impact of the accounting change, which had the effect of decreasing fourth quarter revenues derived from these two series. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 36%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1994. American Journal, Rolonda and The Les

Brown Show would have accounted for approximately 4%, 2%, and 1%, respectively, of the Company's revenues for fiscal 1994.

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

Selling, general and administrative expenses

                 Selling, general and administrative expenses for fiscal 1994 increased by approximately 27% over the prior year. The increase is primarily attributable to advertising and promotion costs associated with American Journal, Rolonda and The Les Brown Show and higher promotion expenditures for The Oprah Winfrey Show. (During fiscal 1993, no new shows were introduced.) To a lesser extent, the increase is attributable to payment of the new show bonuses and reserves for the performance-based executive bonuses discussed above.

                 As of August 31, 1994, the first measurement date for the performance-based executive bonuses, the applicable target prices of the Company's Common Stock for certain of such bonuses had not been met. However, as of such date, the Company provided for the probability that such target prices would be met in future measurement periods and that such bonuses would eventually be paid.

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

                 As King World has developed and produced its own programming for syndication, it has assumed a greater portion of the risk associated with the introduction of new series. The introductions of American Journal and The Les Brown Show at the commencement of the 1993-1994 broadcast season, and Rolonda, which premiered in January 1994, have necessitated the expenditure by King World of substantial amounts to fund development, production and promotion costs. The Company has funded and intends to continue to fund such costs out of its internal cash resources.

                 The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and became obligated to pay Harpo certain minimum amounts against its participation payments for such periods, irrespective of the amount of revenues generated by the series in such periods. Harpo's participation payments for the 1993-1994 broadcast season exceeded such minimum amounts for the 1993-1994 and 1994-1995 broadcast seasons. The loan was repayable in two installments of $8,625,000 each, one of which was paid in July 1994 and the other of which was paid in June 1995.

                 Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guaranty participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. The Company has paid Harpo a $60 million advance against its minimum participation payments for the 1995-1996 broadcast season, and, subsequent to August 31, 1995, will be obligated to pay advances of $65 million against its minimum participation payments for each of the 1996-1997 and 1997-1998 broadcast seasons. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

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

                 In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. In the first quarter of fiscal 1995, the Company repurchased an aggregate

40,000 shares for aggregate consideration of approximately $1.4 million (or approximately $36.00 per share), and in the second quarter of fiscal 1995, the Company repurchased an additional 140,500 shares for aggregate consideration of approximately $4.7 million (or approximately $33.25 per share). No repurchases were made by the Company in either the third or fourth quarters of fiscal 1995. As of October 24, 1995, there remained 301,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

                 The Company has entered into agreements with television stations for the future distribution of program material in television seasons commencing with the 1995-1996 season and extending as far into the future as the 1999-2000 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 24, 1995, the gross amount of license fees under such agreements approximated $1.8 billion, of which approximately $1.04 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1995 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the agreement of the producer and Ms. Winfrey to continue to produce and host the show after the 1997-1998 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

                 On May 25, 1995, the Company announced its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this transaction, which closed in October 1995, the Company will realize a pre-tax gain of approximately $9 million in fiscal 1996.


Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 See the Financial Statements and Supplementary Data listed in the accompanying Index to Consolidated Financial Statements which appear elsewhere in this Annual Report. Information required by the schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page
                                                                ----
Report of Independent Public Accountants . . . . . . . .        31

Consolidated Balance Sheets as of August 31, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . .        32

Consolidated Statements of Income for the years
  ended August 31, 1995, 1994 and 1993 . . . . . . . . .        34

Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1995, 1994 and 1993 . . . .        35

Consolidated Statements of Cash Flows for the years
  ended August 31, 1995, 1994 and 1993 . . . . . . . . .        36

Notes to Consolidated Financial Statements . . . . . . .        37

                    Report of Independent Public Accountants


To King World Productions, Inc.:

                 We have audited the accompanying consolidated balance sheets of King World Productions, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King World Productions, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP

                                            Arthur Andersen LLP


New York, New York
October 24, 1995

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     August 31,
                                                                               ----------------------
                                                                                 1995          1994
                                                                               --------      --------
                                                                               (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .              $446,896      $341,857
  Accounts receivable (net of
    allowance for doubtful accounts
    of $4,196 and $4,412 in 1995 and
    1994, respectively) . . . . . . . . . . . . . . . . . . . . .                51,356        41,231
  Producer loans, advances and
    deferred costs  . . . . . . . . . . . . . . . . . . . . . . .                90,085        21,314
  Other current assets  . . . . . . . . . . . . . . . . . . . . .                   506           419
                                                                               --------      --------
    Total current assets  . . . . . . . . . . . . . . . . . . . .               588,843       404,821
                                                                               --------      --------

LONG-TERM INVESTMENTS, at
    cost, which approximates market . . . . . . . . . . . . . . .                82,129        88,191
                                                                               --------      --------

FIXED ASSETS, at cost:
  Furniture and office equipment  . . . . . . . . . . . . . . . .                 7,558         7,028
  Leasehold improvements  . . . . . . . . . . . . . . . . . . . .                 2,775         1,959
  Film and videotape masters  . . . . . . . . . . . . . . . . . .                 2,622         1,644
                                                                               --------      --------
                                                                                 12,955        10,631

  Less-accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . .                (9,703)       (9,099)
                                                                               --------      --------
                                                                                  3,252         1,532
                                                                               --------      --------

PRODUCER ADVANCES
  AND OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . .                12,562        75,018
                                                                               --------      --------


                                                                               $686,786      $569,562
                                                                               ========      ========

                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     August 31,
                                                                               ----------------------
                                                                                 1995          1994
                                                                               --------      --------
                                                                               (Dollars in thousands)
CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              $ 11,070      $ 14,780
  Payable to producers and others . . . . . . . . . . . . . . . .                74,349        69,647
  Income taxes payable:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . .                23,986        23,506
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,644         2,552
                                                                               --------      --------
      Total current liabilities . . . . . . . . . . . . . . . . .               111,049       110,485
                                                                               --------      --------

COMMITMENTS AND CONTINGENCIES
  (Note 4)


STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued . . . . . . . . . . . . . . . . . . . . . . . . .                    --             --
  Common stock, $.01 par value;
    75,000,000 shares authorized,
    49,893,745 shares and 49,722,218
    shares issued in 1995 and 1994,
    respectively  . . . . . . . . . . . . . . . . . . . . . . . .                   499           497
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .                87,628        82,171
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .               782,651       665,339
  Treasury stock, at cost; 13,141,394
    and 12,960,894 shares in 1995 and
    1994, respectively  . . . . . . . . . . . . . . . . . . . . .              (295,041)     (288,930)
                                                                               --------      --------

                                                                                575,737       459,077
                                                                               --------      --------

                                                                               $686,786      $569,562
                                                                               ========      ========

                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                  Year Ended August 31,
                                                        ------------------------------------------
                                                         1995(1)          1994(1)           1993
                                                        --------         --------         --------
                                                               (Dollars in thousands except
                                                                      per share data)
REVENUES  . . . . . . . . . . . . . . . . . . .         $574,186         $480,659         $474,312
                                                        --------         --------         --------

EXPENSES:
  Producers' fees, programming and
    other direct operating costs  . . . . . . .          341,536          279,465          265,357
  Selling, general and administrative
    expenses  . . . . . . . . . . . . . . . . .           70,234           73,616           58,005
                                                        --------         --------         --------
                                                         411,770          353,081          323,362
                                                        --------         --------         --------

  Income from operations  . . . . . . . . . . .          162,416          127,578          150,950

INTEREST AND DIVIDEND INCOME  . . . . . . . . .           20,842           13,261           11,642
                                                        --------         --------         --------

  Income before provision for
    income taxes  . . . . . . . . . . . . . . .          183,258          140,839          162,592

PROVISION FOR INCOME TAXES  . . . . . . . . . .           65,946           52,539           60,656
                                                        --------         --------         --------
  Net income  . . . . . . . . . . . . . . . . .         $117,312         $ 88,300         $101,936
                                                        ========         ========         ========

PRIMARY EARNINGS PER SHARE  . . . . . . . . . .            $3.14            $2.33            $2.65
                                                        ========         ========         ========


--------------------

(1) The results of operations for fiscal 1995 and fiscal 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. See Note 1.




                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock
                                                    -------------------------       Paid-in       Retained       Treasury
                                                      Shares            $           Capital       Earnings         Stock
                                                    ----------     ----------     ----------     ----------     -----------
                                                             (Dollars in thousands)
Balance -
  August 31, 1992 . . . . . . . . . . . . . . .     47,373,692     $      474     $   29,396     $  475,103     $ (162,054)
  Amortization of deferred
    compensation  . . . . . . . . . . . . . . .             --             --          2,898             --             --
  Exercise of stock
    options . . . . . . . . . . . . . . . . . .      2,131,671             21         44,353             --             --
  Purchase of treasury stock  . . . . . . . . .             --             --             --             --        (97,954)
  Net income  . . . . . . . . . . . . . . . . .             --             --             --        101,936             --
                                                    ----------     ----------     ----------     ----------     ----------
Balance -
  August 31, 1993 . . . . . . . . . . . . . . .     49,505,363            495         76,647        577,039       (260,008)
  Exercise of stock options . . . . . . . . . .        216,855              2          5,524             --             --
  Purchase of treasury stock  . . . . . . . . .             --             --             --             --        (28,922)
  Net income  . . . . . . . . . . . . . . . . .             --             --             --         88,300             --
                                                    ----------     ----------     ----------     ----------     ----------
Balance -
  August 31, 1994 . . . . . . . . . . . . . . .     49,722,218            497         82,171        665,339       (288,930)
  Exercise of stock options . . . . . . . . . .        171,527              2          5,457             --             --
  Purchase of treasury stock  . . . . . . . . .             --             --             --             --         (6,111)
  Net income  . . . . . . . . . . . . . . . . .             --             --             --        117,312             --
                                                    ----------     ----------     ----------     ----------     ----------
Balance -
  August 31, 1995 . . . . . . . . . . . . . . .     49,893,745     $      499     $   87,628     $  782,651     $ (295,041)
                                                    ==========     ==========     ==========     ==========     ==========


                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended August 31,
                                                                          ---------------------------------------
                                                                             1995           1994           1993
                                                                          ---------      ---------      ---------
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 117,312      $  88,300      $ 101,936
    Items not affecting cash:
      Depreciation and amortization . . . . . . . . . . . . . . . . .           606            577          1,845
      Non-current deferred income
        taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             --          2,001
      Amortization of deferred
        compensation  . . . . . . . . . . . . . . . . . . . . . . . .            --             --          2,898
      Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . .       (10,095)        60,298         (2,862)
        Producer loans, advances
          and deferred costs  . . . . . . . . . . . . . . . . . . . .        (6,271)       (49,589)        (1,092)
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . . . . . . . . . . . .        (3,710)         6,948            466
        Payable to producers and
          others  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,702        (39,369)         1,733
        Income taxes payable  . . . . . . . . . . . . . . . . . . . .          (428)         1,533        (16,147)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .          (163)           824            867
                                                                          ---------      ---------      ---------
  Net cash provided by operating
    activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       101,953         69,522         91,645
                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in investments  . . . . . . . . . . . . . . . .         6,062         (3,921)       (47,240)
  Additions to fixed assets . . . . . . . . . . . . . . . . . . . . .        (2,324)          (567)        (1,688)
                                                                          ---------      ---------      ---------
  Net cash provided by (used in)
    investing activities  . . . . . . . . . . . . . . . . . . . . . .         3,738         (4,488)       (48,928)
                                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,459          5,526         44,374
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . .        (6,111)       (28,922)       (97,954)
                                                                          ---------      ---------      ---------
  Net cash used in financing activities . . . . . . . . . . . . . . .          (652)       (23,396)       (53,580)
                                                                          ---------      ---------      ---------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . .       105,039         41,638        (10,863)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . .       341,857        300,219        311,082
                                                                          ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 446,896      $ 341,857      $ 300,219
                                                                          =========      =========      =========


                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies

Principles of consolidation

          The accompanying consolidated financial statements include the accounts of King World Productions, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World Productions, Inc. ("King World") and its consolidated subsidiaries.

Revenue recognition

          Historically, King World had followed a practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). This practice had the effect of creating variations in the Company's reported revenues and earnings from quarter to quarter, corresponding to the greater or smaller number of shows that were produced in a particular quarter, which were not necessarily indicative of longer term trends in the Company's business.

          In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which was accounted for prospectively as a change in accounting estimate as opposed to a change in accounting principle. Under the modified practice, license fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming and in some cases up to three months after the programming is produced, the effect of adopting the modified practice is to cause revenues from certain series to be recognized closer to the air date than under the prior practice. In addition, the accounting change eliminates the quarterly revenue and earnings fluctuations that were attributable to variations in production schedules.

          The one-time impact of adopting the change was to cause fourth quarter fiscal 1994 revenues, net income and earnings per share to be approximately $60.7 million, $12.9 million and $.34 lower, respectively, than they would have been under the prior

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

practice, with no impact on cash flow. Such revenues were recognized in fiscal 1995 under the modified accounting practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995.

          The following pro forma financial information assumes the Company's prior revenue recognition practice was in effect for fiscal 1995 and the fourth quarter of fiscal 1994:

                                                               Year Ended August 31,
                                                -----------------------------------------------------
                                                1995 Pro forma        1994 Pro forma           1993
                                                --------------        --------------         --------
                                                  (unaudited)           (unaudited)

                                                       (Dollars in thousands except per share data)
Revenues  . . . . . . . . . . . . . . . .           $575,732             $541,390            $474,312
Income from operations  . . . . . . . . .            162,736              148,151             150,950
Income before provision for
  income taxes  . . . . . . . . . . . . .            183,578              161,412             162,592
Net income  . . . . . . . . . . . . . . .            117,490              101,196             101,936
                                                    ========             ========            ========
Primary earnings per
  share . . . . . . . . . . . . . . . . .              $3.15                $2.67               $2.65
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

          The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 37%, 41% and 39% of revenues in fiscal 1995, 1994 and 1993, respectively. Wheel of Fortune accounted for approximately 21%, 17% and 24% of revenues in fiscal 1995, 1994

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

and 1993, respectively. Jeopardy! accounted for approximately 18%, 15% and 20% of revenues in fiscal 1995, 1994 and 1993, respectively. Inside Edition accounted for approximately 8%, 9% and 8% of revenues in fiscal 1995, 1994 and 1993, respectively. American Journal, which debuted in September 1993, and Rolonda, which debuted in January 1994, accounted for approximately 4% and 3%, respectively, of the Company's revenues for fiscal 1995 and 5% and 2%, respectively, of the Company's revenues for fiscal 1994. The Les Brown Show accounted for approximately 2% of the Company's revenues in fiscal 1994. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, and Inside Edition would have accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1995 and 36%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1994. American Journal and Rolonda would have accounted for approximately 4% and 3%, respectively, of the Company's revenues for fiscal 1995, and 4% and 2%, respectively, of the Company's revenues for fiscal 1994. The Les Brown Show would have accounted for approximately 1% of the Company's revenues in fiscal 1994.

          The Company distributes The Oprah Winfrey Show pursuant to an agreement with Harpo, Inc. ("Harpo"), the producer of the series. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guaranty participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series.

          The Company's agreements with Columbia TriStar Television (formerly Merv Griffin Enterprises) provide that the Company shall be the exclusive distributor for Wheel of Fortune and Jeopardy! so long as the Company has obtained sufficient broadcast commitments to cover such series' respective production and distribution costs and that the Company may not, unless otherwise

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

agreed by Columbia TriStar Television, distribute game shows for "strip" first-run syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.

Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation payments payable to producers and talent; and production and distribution costs for first-run syndicated programming. The share of revenues payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Selling, general and administrative expenses

          Selling, general and administrative expenses include advertising and promotion costs associated with programming distributed by the Company, which amounted to $28,084,000, $29,824,000 and $22,783,000 in fiscal 1995, 1994 and
1993, respectively. Had the prior method of revenue recognition been employed in fiscal 1995 and the fourth quarter of fiscal 1994, such costs would have amounted to $27,831,000 and $31,184,000 in fiscal 1995 and 1994, respectively. These amounts include the producers' share of such costs.

Cash equivalents

          Cash equivalents are comprised principally of short-term municipal obligations, money market funds, money market preferred investments, commercial paper and United States Treasury and other agency obligations, and are carried at amortized cost, which approximates market. For purposes of the consolidated statements of cash flows, the Company considers its highly liquid short-term investments purchased with a maturity of generally three months or less to be cash equivalents.

Producer loans, advances and deferred costs

          Producer advances and deferred costs includes production and promotion costs, as well as talent and producer participation advances, in connection with certain first-run syndicated

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

programs distributed by the Company for broadcast during seasons subsequent to August 31, 1995. Such costs are charged to expense as the revenues from such programs are earned. Advances are recouped from the share of revenues payable by the Company to producers, talent and others.

          In connection with the extension for the 1993-1994 and 1994-1995 broadcast seasons of the commitment by Harpo to produce The Oprah Winfrey Show for those seasons, the Company made an interest-free loan to Harpo and became obligated to pay Harpo certain minimum amounts against its participation payments for such periods, irrespective of the amount of revenues generated by the series in such periods. Harpo's participation fees for the 1993-1994 broadcast season exceeded such minimum amounts for the 1993-1994 and 1994-1995 broadcast seasons. The loan was repayable in two installments of $8,625,000 each, one of which was paid in July 1994 and the other of which was paid in June 1995.

          In connection with the extension of Harpo's commitment to produce The Oprah Winfrey Show for the 1995-1996 broadcast season, the Company paid Harpo an advance against its minimum participation payments for such season in the amount of $60 million. Based on the license agreements in place for such broadcast season, the revenues from the series will be sufficient to enable the Company to recoup such advance. Such advance will be recouped by the Company during fiscal 1996 and, accordingly, was reclassified to current assets as of August 31, 1995. Subsequent to August 31, 1995, the Company will be obligated to pay Harpo advances of $65 million against its minimum participation payments for each of the 1996-1997 and 1997-1998 broadcast seasons and believes, based on license agreements in place for such seasons, that the revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

          The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company believes that the impact of adopting SFAS No. 121 will not be significant.

Long-term investments

          Long-term investments are comprised principally of intermediate-term municipal obligations and United States Trea-

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

sury and other agency obligations whose maturities are in excess of one year.

          In fiscal 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of SFAS No. 115, the Company's investments have been classified as "held to maturity" and, accordingly, are recorded at amortized cost, which approximates market. The effect of adopting SFAS No. 115 was not material.

Fixed assets

          Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes, with estimated useful lives of 3 to 5 years for furniture and office equipment and 5 years for film and videotape masters. Leasehold improvements are amortized over the shorter of their useful lives and the lease term. Depreciation and amortization expense was approximately $606,000, $527,000 and $1,437,000 in fiscal 1995, 1994 and 1993, respectively.

Stockholders' equity

          Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,343,000, 37,862,000 and 38,408,000 for the fiscal years ended August 31, 1995, 1994 and 1993, respectively, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each year reported. The difference between primary and fully diluted earnings per share for each such fiscal year was not significant.

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

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Industry segments and customers

          The Company operates in one business segment, television programming. The Company's major customers and principal facilities are located within the United States. In the 1995, 1994 and 1993 fiscal years, approximately 14%, 11% and 13%, respectively, of the Company's revenues were derived from license fees under contracts with a single broadcast group.

(2) Pension and profit sharing plans

          The Company maintains the King World Productions, Inc. Retirement Savings Plan with an employee pre-tax salary deferral contribution program under
Section 401(k) of the Internal Revenue Code. Under the plan, employer matching contributions may not exceed 3% of annual compensation per employee and employer fixed contributions are limited to 3% of annual salary per employee, subject to a maximum total employer contribution of approximately $9,000 per employee for fiscal 1995. The plan covers substantially all of the Company's employees.

          Contributions by the Company to the plan were approximately $650,000, $576,000 and $516,000 in fiscal 1995, 1994 and 1993, respectively.

(3) Income taxes

          The components of the Company's provision for income taxes are summarized as follows:

                                               Year Ended August 31,
                                        -----------------------------------
                                          1995          1994          1993
                                        --------      --------      -------
                                               (Dollars in thousands)
Federal:
  Current . . . . . . . . . . . . .     $ 56,741      $ 51,176      $47,480
  Deferred  . . . . . . . . . . . .         (858)       (7,867)       1,939
                                        --------      --------      -------
                                          55,883        43,309       49,419
                                        --------      --------      -------

State and local:
  Current . . . . . . . . . . . . .       10,113         9,777       11,091
  Deferred  . . . . . . . . . . . .          (50)         (547)         146
                                        --------      --------      -------
                                          10,063         9,230       11,237
                                        --------      --------      -------

      Total . . . . . . . . . . . .     $ 65,946      $ 52,539      $60,656
                                        ========      ========      =======


          The Company reports income tax data in accordance with SFAS No. 109, "Accounting for Income Taxes". The impact of the Company's adopting this Statement in fiscal 1993 on the consolidated financial statements was not significant.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Deferred income taxes and benefits are provided for any income and expense items that are recognized in different years for tax return and financial reporting purposes. For fiscal years prior to 1994, such deferred income taxes arose primarily due to differences in the revenue recognition methods employed by the Company with respect to license fee income. As of August 31, 1993, the tax effect of this temporary difference, which gives rise to a deferred tax liability, amounted to approximately $7.3 million. As discussed in
Note 1, in the fourth quarter of fiscal 1994 the Company prospectively adopted a change in accounting for revenue recognition. As a result of such change, license fees are now recognized in the same year for tax return and financial reporting purposes. Accordingly, as of August 31, 1994, no temporary difference existed with respect to this item. No other individual temporary difference gives rise to significant deferred tax assets or liabilities.

          The current provision in each period presented above does not include reductions to income taxes payable attributable to the exercise of stock options. See Note 5.

          As part of the Revenue Reconciliation Act of 1993, the Federal tax rate on large corporations was increased from 34% to 35% effective retroactively as of January 1, 1993. For fiscal 1993, this resulted in a blended rate for the Company of 34.67%. Following is a reconciliation of the Company's provision for income taxes to the tax computed at the U.S. statutory rate:

                                                     Year Ended August 31,
                                             ------------------------------------
                                               1995          1994          1993
                                             --------      --------      --------
                                                    (Dollars in thousands)
Tax at U.S. statutory rate . . . . . .       $ 64,140      $ 49,293      $ 56,371
State tax provision, net
  of Federal benefit . . . . . . . . .          6,541         6,000         7,341
Tax-exempt interest and
  dividend income  . . . . . . . . . .         (4,799)       (3,367)       (2,723)
Other, net . . . . . . . . . . . . . .             64           613          (333)
                                             --------      --------      --------
                                             $ 65,946      $ 52,539      $ 60,656
                                             ========      ========      ========

          Income taxes paid approximated $64.6 million, $49.8 million and $62.1 million in fiscal 1995, 1994 and 1993, respectively.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Commitments and contingencies

License fees

          The Company has entered into agreements with television stations for the future distribution of program material in television seasons commencing with the 1995-1996 season and extending as far into the future as the 1999-2000 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 24, 1995, the gross amount of license fees under such agreements approximated $1.8 billion, of which approximately $1.04 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1995 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the commitment of the producer and Ms. Winfrey to continue to produce and host the show after the 1997-1998 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

Operating leases

          Rent expense under operating leases covering office facilities, production studios and equipment amounted to $2,548,000, $2,599,000 and $2,908,000 for fiscal 1995, 1994 and 1993, respectively. Office and studio leases are subject to price escalations for certain costs. Aggregate future minimum rental commitments for these leases as of August 31, 1995 were as follows:

          Year Ending August 31,
          ----------------------
          (Dollars in thousands)
          1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,120
          1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,287
          1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      968
          1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      933
          2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      932

Employment and production agreements

          As of August 31, 1995, the Company had entered into employment agreements and agreements with independent contractors relating to programming being or to be produced by King World

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Commitments and contingencies (continued)

which provide for aggregate minimum annual compensation as follows:

          Year Ending August 31,
          ----------------------
          (Dollars in thousands)
          1996 . . . . . . . . . . . . . . . . . . . . . . .            $15,067
          1997 . . . . . . . . . . . . . . . . . . . . . . .              2,081
          1998 . . . . . . . . . . . . . . . . . . . . . . .                570
          1999 . . . . . . . . . . . . . . . . . . . . . . .                120
          2000 . . . . . . . . . . . . . . . . . . . . . . .                 --

          In December 1993, the Company entered into new employment agreements with four executive officers. The agreements provide, among other things, for new bonuses intended to qualify as "performance based compensation" (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended), including bonuses payable upon the introduction of new shows and bonuses contingent upon the Company's Common Stock achieving specified target prices during preestablished measurement periods.

          As of May 31, 1995, the performance targets associated with certain stock and stock appreciation units granted in December 1993 to Roger King, the Company's Chairman of the Board, and Michael King, the Company's President and Chief Executive Officer, were achieved, resulting in the payment by the Company subsequent to May 31 of a lump-sum pre-tax cash bonus to each of them of approximately $5 million. These units had become eligible for redemption on August 31, 1994 and each of the subsequent fiscal quarters through the third quarter of fiscal 1995, subject to the achievement of the specified performance goals. The performance goals specified for the units that became eligible for redemption on August 31, 1995 were not achieved and the units expired on such date.

          The employment agreements for Roger King and Michael King, the Company's Chairman of the Board and President and Chief Executive Officer, respectively, terminated on August 31, 1995, but each such officer has, pending the negotiation and execution of an agreement extending the term of his respective employment agreement, continued in the employ of the Company on substantially the same terms and conditions in effect during the last year of such employment agreement (excluding stock price-based bonuses).

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Commitments and contingencies (continued)

Legal matters

          The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the financial position of the Company.

(5) Stock plans

          In fiscal 1994, the Company adopted the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Option/Stock Plan"), which amended and restated the Company's 1989 Stock Option and Restricted Stock Purchase Plan and reserved 1,500,000 additional shares for grants and awards thereunder. The Option/Stock Plan provides for grants of incentive stock options ("ISOs") and non-qualified stock options, as well as awards of shares of restricted stock, subject to certain conditions. The Option/Stock Plan is currently administered by the Compensation Committee of the Board of Directors.

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

          Awards of restricted stock may be granted under the Option/Stock Plan to purchase shares of Common Stock for a price per share that may be more than, equal to or less than the fair

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

market value of such shares on the date of the award. The Compensation Committee has the right to determine vesting provisions, transfer restrictions and other conditions or restrictions with respect to each award. To date, no awards of restricted stock have been granted under the Option/Stock Plan or its predecessor plans.

          In fiscal 1989, the Company adopted the Incentive Equity Plan for Senior Executives, pursuant to which an aggregate 2,550,000 shares of Common Stock were reserved for issuance to the Company's Chairman of the Board, President and Chief Executive Officer, and Executive Vice President and Chief Operating Officer, upon the exercise of options granted thereunder. Each of the Chairman of the Board and the President and Chief Executive Officer was granted non-qualified stock options to purchase 1,200,000 shares of Common Stock, 975,000 at an exercise price of $15.75 (the approximate fair market value on the date of grant) and 225,000 at an exercise price of $.01; the Executive Vice President was granted non-qualified stock options to purchase 150,000 shares of Common Stock, 120,000 at an exercise price of $15.75 and 30,000 at an exercise price of $.01. No additional options may be granted under the Executive Plan.

          The following tables set forth options outstanding as well as options exercisable and available for grant at August 31, 1994 and 1995, and options forfeited and exercised during fiscal 1994 and 1995, together with the option prices:

                                                     Option/Stock
                                                         Plan
                                            ---------------------------------
                                                                Non-Qualified              Executive
        Fiscal 1994                            ISOs                 Options                   Plan
        -----------                         ---------------------------------              ---------
Granted . . . . . . . . . . . . . . . .         2,500             1,111,250                    --
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $   37.25            $    25.38                    --
    To  . . . . . . . . . . . . . . . .     $   37.25            $    41.38                    --
Forfeited . . . . . . . . . . . . . . .         2,250               259,400                    --
Exercised . . . . . . . . . . . . . . .         9,000               207,855                    --
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $   15.75            $    10.17                    --
    To  . . . . . . . . . . . . . . . .     $   33.63            $    34.50                    --
Outstanding at
  August 31, 1994 . . . . . . . . . . .       101,800             1,863,729                 510,000
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $    7.05            $      .01                $    .01
    To  . . . . . . . . . . . . . . . .     $   37.25            $    41.38                $  15.75
Exercisable at
  August 31, 1994 . . . . . . . . . . .        42,237               527,892                 510,000
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $    7.05            $      .01                $    .01
    To  . . . . . . . . . . . . . . . .     $   24.17            $    36.38                $  15.75
Available for
  grant at
  August 31, 1994 . . . . . . . . . . .                 968,098                                --
                                            -------------------------------                --------

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)


                                                      Option/Stock
                                                          Plan
                                            ---------------------------------
                                                                Non-Qualified            Executive
        Fiscal 1995                            ISOs                Options                  Plan
        -----------                         ---------------------------------            ---------
Granted . . . . . . . . . . . . . . . .            --                91,000                    --
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $      --            $    35.50                    --
    To  . . . . . . . . . . . . . . . .     $      --            $    40.13                    --
Forfeited . . . . . . . . . . . . . . .            --               170,600                    --
Exercised . . . . . . . . . . . . . . .         9,000               162,527                    --
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $   15.75            $    10.00                    --
    To  . . . . . . . . . . . . . . . .     $   26.59            $    36.38                    --
Outstanding at
  August 31, 1995 . . . . . . . . . . .        92,800             1,621,602                 510,000
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $    7.05            $      .01                $    .01
    To  . . . . . . . . . . . . . . . .     $   37.25            $    40.88                $  15.75
Exercisable at
  August 31, 1995 . . . . . . . . . . .        50,237               746,865                 510,000
  Prices ranging:
    From  . . . . . . . . . . . . . . .     $    7.05            $      .01                $    .01
    To  . . . . . . . . . . . . . . . .     $   37.25            $    40.88                $  15.75
Available for
  grant at
  August 31, 1995 . . . . . . . . . . .               1,047,698                                --
                                            -------------------------------                --------


          In addition, in connection with the extensions of the Company's rights to distribute The Oprah Winfrey Show for the 1993-1994, 1994-1995 and 1995-1996 broadcast seasons, the Company granted options to the principals of Harpo to purchase an aggregate 1.5 million shares of Common Stock, all of which were fully vested as of August 31, 1994. Options to purchase one million such shares bear exercise prices of $25.50 per share and the remainder bear exercise prices of $33.625 per share. On October 6, 1995, in connection with Harpo's and Ms. Winfrey's commitment to continue to produce and host the show for the 1996-1997 and 1997-1998 broadcast seasons, the Company granted options to the principals of Harpo to purchase an aggregate 500,000 shares of Common Stock, which options are exercisable at a price of $36.00 per share (the closing market price of the Common Stock on the date of grant). The Company has agreed to grant the principals of Harpo options to purchase 250,000 additional shares of Common Stock if Harpo and Ms. Winfrey elect to produce and host The Oprah Winfrey Show for distribution by the Company in the 1998-1999 broadcast season, and 250,000 additional shares if they elect to produce and host the show for distribution by the Company in the 1999-2000 broadcast season. The exercise prices of such options will be the closing market prices of the Common Stock on the date on which the election to produce and host the series for the additional season in question is made.

          For non-qualified options, the difference between the market price of the Common Stock at the date of grant and the exercise price is treated as deferred compensation and amortized to expense generally over a five year vesting period. Deferred

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

compensation is classified as a component of paid-in capital and is recorded at the date of the grant of the option(s). The amount of deferred compensation arising from such grants and included in paid-in capital at August 31, 1995 and 1994 was not significant. Compensation expense relating to stock option grants of $2,898,000 was recorded in fiscal 1993.

          The Company realizes a tax benefit in respect of non-qualified stock options based on the difference between the market price of the Common Stock and the exercise price on the date of exercise. Tax deductions related to compensation expense in excess of that taken for financial reporting purposes are added to paid-in capital in the period of the tax deduction. The amount of such tax deductions added to paid-in capital approximated $1,758,000, $1,162,000 and $12,765,000 in fiscal 1995, 1994 and 1993, respectively.

(6)  Stock repurchases

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

          In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. In the fiscal years ended August 31, 1994 and 1993, 753,100 and 765,200 shares, respectively, of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $28.9 million (or approximately $38.40 per share) and $24.8 million (or approximately $32.40 per share), respectively. In the first quarter of fiscal 1995, the Company repurchased an aggregate 40,000 shares for aggregate consideration of approximately $1.4 million (or approximately $36.00 per share), and in the second quarter of fiscal 1995, the Company repurchased an additional 140,500 shares for aggregate consideration of approximately $4.7 million (or approximately $33.25 per share). No repurchases were made by the Company in either the third or fourth quarters of fiscal 1995. As of October 24, 1995, there remained 301,200 shares available for repurchase under such program. The Company

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Stock repurchases (continued)

intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.


(7)  Quarterly financial summaries (unaudited)

                                1st         2nd            3rd           4th          Fiscal
                              Quarter     Quarter        Quarter       Quarter         Year
                             ---------   --------        --------     --------       --------
                                         (Dollars in thousands except per share data)
Fiscal 1995:
-----------
Revenues  . . . . . . . . .  $147,084    $143,732        $142,632     $140,738       $574,186
Revenues less
  direct costs  . . . . . .    58,646      58,398          58,368       57,238        232,650
Income before
  provision
  for income
  taxes . . . . . . . . . .    44,555      45,716          45,600       47,387        183,258
Net income  . . . . . . . .    27,868      29,891          29,221       30,332        117,312
Primary earnings
  per share . . . . . . . .     $0.75       $0.80           $0.78        $0.81          $3.14
                             ========    ========        ========     ========       ========


                                1st         2nd            3rd           4th          Fiscal
                              Quarter     Quarter        Quarter       Quarter         Year
                             --------    --------        --------     --------       --------
                                      (Dollars in thousands except per share data)
Fiscal 1995
Pro forma:
---------
Revenues  . . . . . . . . .  $202,429    $145,069        $117,326     $110,908       $575,732
Revenues less
  direct costs  . . . . . .    83,803      57,943          48,415       43,177        233,338
Income before
  provision
  for income
  taxes . . . . . . . . . .    66,216      45,330          36,258       35,774        183,578
Net income  . . . . . . . .    41,385      29,646          23,563       22,896        117,490
Primary earnings
  per share . . . . . . . .
                                $1.11       $0.80           $0.63        $0.61          $3.15
                             ========    ========        ========     ========       ========


                               1st         2nd            3rd           4th           Fiscal   4th Quarter   Fiscal Year
                             Quarter     Quarter        Quarter       Quarter          Year     Pro forma     Pro forma
                             -------     -------        -------       -------        --------  -----------   -----------
                                                   (Dollars in thousands except per share data)
Fiscal 1994:
-----------
Revenues  . . . . . . . . .  $193,045    $137,138       $111,861       $38,615       $480,659    $99,346       $541,390
Revenues less
  direct costs  . . . . . .    81,202      55,841         46,197        17,954        201,194     39,230        222,470
Income before
  provision
  for income
  taxes . . . . . . . . . .    61,463      39,237         31,331         8,808        140,839     29,381        161,412
Net income  . . . . . . . .    38,722      24,287         19,511         5,780         88,300     18,676        101,196
Primary earnings
  per share . . . . . . . .     $1.02        $.64           $.52          $.15          $2.33       $.50          $2.67
                             ========    ========       ========      ========       ========    =======       ========


          Commencing with the fourth quarter of fiscal 1994, the Company's results of operations employ a modified revenue recognition practice pursuant to which license fees from first-run syndicated television properties are recognized at the commence-

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Quarterly financial summaries (unaudited) (continued)


ment of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. The results of operations for the first three quarters of fiscal 1994 employ the practice of recognizing license fees from the distribution of first-run syndicated television properties at the commencement of the license period and as each show was produced (even though the particular show may not have been broadcast by a television station for several months). The unaudited 1994 and 1995 pro forma data are presented for comparison purposes only and represent the results of operations assuming the Company's prior revenue recognition practice had been in effect in fiscal 1995 and the fourth quarter of fiscal 1994. See Note 1.

          The one-time impact of adopting the accounting change was to cause fourth quarter fiscal 1994 revenues, net income and earnings per share to be approximately $60.7 million, $12.9 million and $.34 lower, respectively, than they would have been under the prior practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995.

(8)  Buffalo Broadcasting Co. Inc.

          On May 25, 1995, the Company announced its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this transaction, which closed in October 1995, the Company will realize a pre-tax gain of approximately $9 million in fiscal 1996.

          The Company acquired Buffalo Broadcasting Co. Inc. ("Buffalo") in December 1988 in a highly leveraged transaction. In April 1992, the Company and Buffalo's lenders entered into an agreement providing for a financial restructuring of Buffalo effective August 4, 1992. As a result of such restructuring, Buffalo ceased to be a consolidated subsidiary of King World. The Company's investment in Buffalo subsequent to the restructuring was carried at cost.

                                    PART III

          The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1996 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than December 29, 1995.


                                     PART IV

Item 10.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

          (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements which appears on page 30 of this Annual Report.

     (3)  Exhibits:

Exhibit
Number   Description
------   -----------
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

10.4.* Amendment, dated April 23, 1990, to the Distribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Registrant.

10.5.* Distribution Agreement dated November 1, 1983, between Califon Productions, Inc. and the Registrant, with amendment dated March 26, 1984 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement No. 2-93987).

10.6. Employment or consulting agreements between the Registrant and the individuals named below (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994):

                 Name of Employee
                 or Consultant                     Date of Agreement
                 ----------------                  -----------------
         Roger King. . . . . . . . . . . . . . .   December 23, 1993
         Michael King. . . . . . . . . . . . . .   December 23, 1993
         Stephen W. Palley . . . . . . . . . . .   December 23, 1993
         Steven Hirsch . . . . . . . . . . . . .   December 23, 1993

10.7. King World Productions, Inc. Retirement Savings Plan dated September 17, 1992 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.8. Amended and Restated Stock Option and Restricted Stock Purchase Plan of the Registrant (incorporated by reference to the

--------------------

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

--------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

10.16.** Agreement dated as of October 6, 1995 between the Registrant and Harpo,
         Inc.

10.17. Stock Option Agreement dated as of January 28, 1991 between the registrant and Oprah Winfrey (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-71696).

10.18. Stock Option Agreement, dated as of January 28, 1991 between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit
         10.3 to the Registrant's Registration Statement No. 33-71696).

10.19.   Form of Stock Option Agreement between the registrant and Oprah
         Winfrey.

10.20. Form of Stock Option Agreement between the registrant and Jeffrey D. Jacobs.

10.21.* Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10- K for the fiscal year ended August 31, 1994).

10.22.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.23* Amendment dated June 13, 1994 to the Agreement dated June 2, 1988, as amended as of June 13, 1989 and September 19, 1991, between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to
         Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).

10.24** Amendment dated as of July 11, 1995 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991 and as of June 13, 1994 between King World F.S.C. Corporation and Unilever N.V.

10.25. Restructuring Agreement dated as of April 30, 1992 among Buffalo Broadcasting Co. Inc., the Holders named therein and Buffalo Management Enterprises Co., Inc., together with Exhibits thereto (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 18, 1992).

10.26. Letter Agreements dated December 18, 1992 between the Registrant and each of Roger King and Michael King and Cross Receipt dated December 18, 1992 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

21.1.    List of Subsidiaries of the Registrant.

23.1.    Consent of Independent Public Accountants.

-------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**    Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.


          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1995:

          None.

               For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30694 and 33-30695 (filed August 24, 1990) and No. 33-54691 (filed on July 22, 1994):

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

Date:  November 16, 1995          KING WORLD PRODUCTIONS, INC.


                                  By /s/ Stephen W. Palley
                                    --------------------------------------
                                    Stephen W. Palley
                                    Executive Vice President and
                                    Chief Operating Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                                     Date
---------                              -----                                     ----
                                       President and                             November 16, 1995
                                       Director (principal
/s/ Michael King                       executive officer)
----------------------
Michael King


/s/ Roger King                         Director                                  November 16, 1995
----------------------
Roger King


/s/ Stephen W. Palley                  Director                                  November 16, 1995
----------------------
Stephen W. Palley


/s/ Diana King                         Director                                  November 16, 1995
----------------------
Diana King


/s/ Richard King                       Director                                  November 16, 1995
----------------------
Richard King


/s/ Ronald S. Konecky                  Director                                  November 16, 1995
----------------------
Ronald S. Konecky


/s/ James M. Rupp                      Director                                  November 16, 1995
----------------------
James M. Rupp

/s/ Joel Chaseman                      Director                                  November 16, 1995
----------------------
Joel Chaseman


/s/ Steven A. LoCascio                 Interim Chief Financial                   November 16, 1995
----------------------                 Officer (principal
Steven A. LoCascio                     financial officer)


/s/ Steven A. LoCascio                 Vice President and                        November 16, 1995
----------------------                 Controller
Steven A. LoCascio                     (principal accounting
                                       officer)

                                 EXHIBIT INDEX



Exhibit
No.              Description                                                             Page
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

10.4.* Amendment, dated April 23, 1990, to the Distribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Registrant.



----------------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.


Exhibit
No.      Description                                                                    Page
-------  -----------                                                                    ----

10.5.*   Distribution Agreement dated November 1, 1983, between Califon
         Productions, Inc. and the Registrant, with amendment dated March 26, 1984 (incorporated by reference to Exhibit 10.9 to the Registrant's
         Registration Statement No. 2-93987).

10.6. Employment or consulting agreements between the Registrant and the individuals named below (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1994):

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


-------------------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.


Exhibit
No.      Description                                                                              Page
-------  -----------                                                                              ----

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

10.16.** Agreement dated as of October 6, 1995 between the Registrant and Harpo,
         Inc.

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


---------------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.


Exhibit
No.      Description                                                                      Page
-------  -----------                                                                      ----

10.19.   Form of Stock Option Agreement between the registrant and Oprah
         Winfrey.

10.20.   Form of Stock Option Agreement between the registrant and Jeffrey D.
         Jacobs.

10.21.*  Agreement dated as of June 2, 1988 between King World F.S.C.
         Corporation and Unilever N.V. and amendment thereto dated as of June
         13, 1989 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1994).

10.22.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V.
         (incorporated by reference to Exhibit 10.20 to the Registrant's Annual
         Report on Form 10-K for the fiscal year ended August 31, 1992).

10.23* Amendment dated June 13, 1994 to the Agreement dated June 2, 1988, as amended as of June 13, 1989 and September 19, 1991, between King World
         F.S.C. Corporation and Unilever N.V. (incorporated by reference to
         Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).


10.24**  Amendment dated as of July 11, 1995 to the Agreement dated June 2,
         1988, as amended as of June 13, 1989, September 19, 1991 and as of June
         13, 1994 between King World F.S.C. Corporation and Unilever N.V.

10.25.   Restructuring Agreement dated as of April 30, 1992 among Buffalo
         Broadcasting Co. Inc., the Holders named therein and Buffalo Management
         Enterprises Co., Inc., together with Exhibits thereto (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 18, 1992).

10.26. Letter Agreements dated December 18, 1992 between the Registrant and each of Roger King and Michael King and Cross Receipt dated December
         18, 1992 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1993).


Exhibit
No.      Description                                                                      Page
-------  -----------                                                                      ----

21.1.    List of Subsidiaries of the Registrant.

23.1.    Consent of Independent Public Accountants.


-------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**       Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.