Form 10-Q
period 1995-11-30
KING WORLD PRODUCTIONS INC
filed 1996-01-16
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,936,817 shares outstanding as of January 9, 1996.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)

                                                                    November 30,          August 31,
                                                                        1995                 1995
                                                                    -----------           ----------
                                                                    (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .   $517,559                $446,896
   Accounts receivable (net of
      allowance for doubtful accounts of
      $4,196 at November 30, 1995 and
      August 31, 1995)  . . . . . . . . . . . . . . . . . . . . .     68,496                  51,356

   Producer loans, advances and deferred costs  . . . . . . . . .     51,306                  90,085
   Other current assets   . . . . . . . . . . . . . . . . . . . .        864                     506
                                                                    --------                --------
         Total current assets . . . . . . . . . . . . . . . . . .    638,225                 588,843
                                                                    --------                --------
LONG-TERM INVESTMENTS, at cost,
  which approximates market . . . . . . . . . . . . . . . . . . .     82,951                  82,129
                                                                    --------                --------
FIXED ASSETS, at cost . . . . . . . . . . . . . . . . . . . . . .     13,227                  12,955
  Less - accumulated depreciation
    and amortization  . . . . . . . . . . . . . . .. . . . . . .      (9,899)                 (9,703)
                                                                    --------                --------
                                                                       3,328                   3,252
                                                                    --------                --------
PRODUCER ADVANCES
  AND OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . .     13,636                  12,562
                                                                    --------                --------
                                                                    $738,140                $686,786
                                                                    ========                ========

       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                                                                           November 30,              August 31,
                                                                               1995                     1995
                                                                           ------------              ----------
                                                                           (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and
     accrued liabilities  . . . . . . . . . . . . . . . . . . . .            $ 10,375                $ 11,070
   Payable to producers and others  . . . . . . . . . . . . . . .              58,986                  74,349
   Income taxes payable:
        Current . . . . . . . . . . . . . . . . . . . . . . . . .              44,274                  23,986
        Deferred  . . . . . . . . . . . . . . . . . . . . . . . .               1,458                   1,644
                                                                             --------                --------
           Total current liabilities  . . . . . . . . . . . . . .             115,093                 111,049
                                                                             --------                --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     5,000,000 shares authorized,
     none issued  . . . . . . . . . . . . . . . . . . . . . . . .                  --                      --
   Common stock, $.01 par value;
     75,000,000 shares autho-
     rized, 50,024,711 shares
     and 49,893,745 shares issued
     at November 30, 1995 and
     August 31, 1995, respectively  . . . . . . . . . . . . . . .                 500                     499
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .              91,275                  87,628
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .             826,313                 782,651
   Treasury stock, at cost; 13,141,394
     shares at November 30, 1995 and
     August 31, 1995  . . . . . . . . . . . . . . . . . . . . . .            (295,041)               (295,041)
                                                                             --------                --------
                                                                              623,047                 575,737
                                                                             --------                --------
                                                                             $738,140                $686,786
                                                                             ========                ========

       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                     November 30,
                                                                          ---------------------------------
                                                                            1995                     1994
                                                                          --------                 --------
                                                                                (Dollars in thousands
                                                                                except per share data)
REVENUES  . . .   . . . . . . . . . . . . . . . . . . . .                 $162,139                 $147,084
                                                                          --------                 --------
EXPENSES:
   Producers' fees, programming
       and other direct
       operating costs  . . . . . . . . . . . . . . . . .                   98,091                   88,438
   Selling, general and
       administrative expenses  . . . . . . . . . . . . .                   18,471                   18,069
                                                                          --------                 --------
                                                                           116,562                  106,507
                                                                          --------                 --------
     Income from operations   . . . . . . . . . . . . . .                   45,577                   40,577

INTEREST AND DIVIDEND INCOME  . . . . . . . . . . . . . .                    6,683                    3,978

NONRECURRING GAIN - Sale of Buffalo
   Broadcasting Co. Inc.  . . . . . . . . . . . . . . . .                   14,060                       --
                                                                          --------                 --------

       Income before provision
          for income taxes  . . . . . . . . . . . . . . .                   66,320                   44,555

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . .                   22,658                   16,687
                                                                          --------                 --------

       Net income . . . . . . . . . . . . . . . . . . . .                 $ 43,662                 $ 27,868
                                                                          ========                 ========

PRIMARY EARNINGS PER SHARE  . . . . . . . . . . . . . . .                 $   1.17                 $    .75
                                                                          ========                 ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                            Three Months Ended
                                                                                November 30,
                                                                          -----------------------
                                                                             1995          1994
                                                                          --------       --------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income    . . . . . . . . . . . . . . . . . . . . .                 $ 43,662       $ 27,868
    Items not affecting cash:
      Depreciation and amortization . . . . . . . . . . .                      196            140
    Change in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . .                  (17,128)       (12,780)
      Producer loans, advances and
        deferred costs  . . . . . . . . . . . . . . . . .                   38,779         (1,616)
      Accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . .                     (695)        (1,433)
      Payable to producers and others . . . . . . . . . .                  (15,363)         4,580
      Income taxes payable  . . . . . . . . . . . . . . .                   20,102         11,471
      Other, net  . . . . . . . . . . . . . . . . . . . .                   (1,444)          (395)
                                                                          --------       --------
  Net cash provided by operating
      activities  . . . . . . . . . . . . . . . . . . . .                   68,109         27,835
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investments  . . . . . . . . . .                     (822)         3,487
  Additions to fixed assets . . . . . . . . . . . . . . .                     (272)          (646)
                                                                          --------       --------
  Net cash (used in) provided by
   investing activities . . . . . . . . . . . . . . . . .                   (1,094)         2,841
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock  . . . . . . . . . . . . . . . . . . . .                    3,648          1,351
  Purchase of treasury stock  . . . . . . . . . . . . . .                       --         (1,437)
                                                                          --------       --------
  Net cash provided by (used in)
    financing activities  . . . . . . . . . . . . . . . .                    3,648            (86)
                                                                          --------       --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .                   70,663         30,590
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . .                  446,896        341,857
                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD     . . . . . . . . . . . . . . . . . . . . .                 $517,559       $372,447
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

         The unaudited consolidated financial statements for the three months ended November 30, 1995 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1995 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1995 balances presented herein have been derived. The results of operations for the three months ended November 30, 1995 are not necessarily indicative of the results of operations for the full year.

Revenue recognition

         License fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming, revenues are recognized on or about the air date.

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

Principal properties

         The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 40% and 36% of revenues for the three months ended November 30, 1995 and 1994, respectively; Wheel of Fortune accounted for approximately 19% and 21% of revenues for the three months ended November 30, 1995 and 1994, respectively; Jeopardy! accounted for approximately 17% and 18% of revenues for the three months ended November 30, 1995 and 1994, respectively; and Inside Edition accounted for approximately 9% and 7% of revenues for the three months ended November 30, 1995 and 1994, respectively.

Stockholders' equity

         Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,425,000 and 37,372,000, respectively, for the three months ended November 30, 1995 and 1994, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each such period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(2)  Nonrecurring gain - sale of Buffalo Broadcasting Co. Inc.

         In October 1995, the Company closed its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this transaction, the Company recorded a nonrecurring gain of approximately $14.1 million, of which approximately $9.8 million represents cash proceeds to the Company from the sale. The remaining $4.3 million of such gain represents the reversal of previously recognized accounting losses (with no associated income tax effect) in excess of the Company's original investment.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994

Revenues

         Revenues for the first quarter of fiscal 1996 increased by approximately 10% compared to the first quarter of the prior year. Such increase was primarily due to increased cash license fees from The Oprah Winfrey Show and an increase in revenues derived from the sale of retained advertising time on The Oprah Winfrey Show, Inside Edition and American Journal as a result of a 50% increase in the number of 30-second advertising spots retained in each such series commencing with the 1995-1996 television season.

         The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 40%, 19%, 17% and 9%, respectively, of the Company's revenues for the first quarter of fiscal 1996 compared to 36%, 21%, 18% and 7%, respectively, for the first quarter of fiscal 1995. American Journal accounted for approximately 5% of the Company's revenues for the first quarter of fiscal 1996 compared to 4% for the first quarter of fiscal 1995, and Rolonda accounted for approximately 2% of the Company's revenues for the first quarter of fiscal 1996 compared to 3% for the first quarter of fiscal 1995.

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

         Producers' fees, programming and other direct operating costs increased by approximately 11% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show (a portion of which is payable to the produc-

er) and increased production fees associated with The Oprah Winfrey Show in the 1995-1996 television season.

Selling, general and administrative expenses

         Selling, general and administrative expenses for the first quarter of fiscal 1996 were comparable to those for the first quarter of fiscal 1995, increasing by approximately 2% for the period.

Net income and primary earnings per share

         Due to the factors discussed above, the Company's operating income for the three months ended November 30, 1995 increased by approximately 12% compared to the corresponding period of the prior year. In addition, during the first quarter of fiscal 1996, the Company recorded a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation.

         Net income increased by approximately 57% for the three months ended November 30, 1995, reflecting the increase in operating income, the nonrecurring gain on the sale of Buffalo and higher interest income earned on the Company's cash and investments (due to moderately higher interest rates in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995). In addition, the Company's effective tax rate for the first quarter of fiscal 1996 was lower than in the first quarter of fiscal 1995, due in part to the Buffalo gain. Primary earnings per share increased by approximately 56% in the three months ended November 30, 1995 as a result of the increase in net income. Absent the nonrecurring gain on the sale of Buffalo, net income increased by approximately $5.5 million, or 20%, and primary earnings per share increased by approximately 19% for the period to $.89 per share.

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

         Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1994-1995 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

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

         The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, Inc. ("Harpo"), the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to

Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guarantee participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. The Company has paid Harpo a $60 million advance against its minimum participation payments for the 1995-1996 broadcast season. As of November 30, 1995, approximately $33.1 million of such advance remained outstanding. In addition, subsequent to November 30, 1995 the Company paid Harpo advances of $65 million against its minimum participation payments for each of the 1996-1997 and 1997-1998 broadcast seasons. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

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

         In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through January 9, 1996, 1,698,800 shares of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $59.8 million (or approximately $35.20 per share), leaving 301,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

         In October 1995, the Company closed its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this transaction, the Company recorded a nonrecurring gain of approximately $14.1 million, of which approximately $9.8 million represents cash proceeds to the Company from the sale. The remaining $4.3 million of such gain represents the reversal of previously recognized accounting losses (with no associated income tax effect) in excess of the Company's original investment.

PART II - OTHER INFORMATION

    None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KING WORLD PRODUCTIONS, INC.

                             By:  /s/ Steven A. LoCascio
                                  ----------------------------------
                                  Steven A. LoCascio
                                  As Interim Chief Financial Officer
                                  and on behalf of the Registrant

January 16, 1996

                               EXHIBIT INDEX
                               -------------

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------

27               FINANCIAL DATA SCHEDULE