Form 10-Q
period 1996-02-29
KING WORLD PRODUCTIONS INC
filed 1996-04-11
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 29, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from _____ to _____

                          Commission File Number 1-9244

                          KING WORLD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                           13-2565808
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)                   No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 37,490,595 shares outstanding as of April 4, 1996.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)

                                                  February 29,     August 31,
                                                     1996           1995
                                                     ----           ----
                                                  (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents ............       $ 401,893        $ 446,896
    Accounts receivable (net of
        allowance for doubtful accounts of
        $4,196 at February 29, 1996 and
        August 31, 1995) .................          75,027           51,356
    Producer loans, advances and
      deferred costs .....................          82,550           90,085
    Other current assets .................           1,882              506
                                                 ---------        ---------
             Total current assets ........         561,352          588,843
                                                 ---------        ---------

LONG-TERM INVESTMENTS, at cost,
        which approximates market ........         126,830           82,129
                                                 ---------        ---------

FIXED ASSETS, at cost ....................          13,180           12,955
  Less - accumulated depreciation
    and amortization .....................         (10,093)          (9,703)
                                                 ---------        ---------
                                                     3,087            3,252
                                                 ---------        ---------
PRODUCER ADVANCES
    AND OTHER ASSETS .....................          96,346           12,562
                                                 ---------        ---------

                                                 $ 787,615        $ 686,786
                                                 =========        =========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                               February 29,      August 31,
                                                  1996             1995
                                                  ----             ----
                                               (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and
        accrued liabilities .............       $  16,940        $  11,070
    Payable to producers and others .....          78,523           74,349
    Income taxes payable ................          31,040           25,630
                                                ---------        ---------
           Total current liabilities ....         126,503          111,049
                                                ---------        ---------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
        5,000,000 shares authorized,
        none issued .....................            --               --
    Common stock, $.01 par value;
        75,000,000 shares autho-
        rized, 50,134,089 shares
        and 49,893,745 shares issued
        at February 29, 1996 and
        August 31, 1995, respectively ...             501              499
    Paid-in capital .....................          94,177           87,628
    Retained earnings ...................         861,475          782,651
    Treasury stock, at cost; 13,141,394
      shares at February 29, 1996 and
      August 31, 1995 ...................        (295,041)        (295,041)
                                                ---------        ---------
                                                  661,112          575,737
                                                ---------        ---------
                                                $ 787,615        $ 686,786
                                                =========        =========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                         Three Months Ended              Six Months Ended
                                         ------------------              ----------------
                                        Feb. 29,       Feb. 28,       Feb. 29,       Feb. 28,
                                          1996           1995           1996           1995
                                          ----           ----           ----           ----
                                               (Dollars in thousands except per share data)

REVENUES ........................       $176,784       $143,732       $338,923       $290,816
                                        --------       --------       --------       --------

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs .............        108,040         85,334        206,131        173,772
  Selling, general and
    administrative expenses .....         19,575         17,734         38,046         35,803
                                        --------       --------       --------       --------
                                         127,615        103,068        244,177        209,575
                                        --------       --------       --------       --------

    Income from operations ......         49,169         40,664         94,746         81,241

INTEREST AND
  DIVIDEND INCOME ...............          6,224          5,052         12,907          9,030
NONRECURRING GAIN - Sale of
    Buffalo Broadcasting Co. Inc.           --             --           14,060           --
                                        --------       --------       --------       --------

    Income before provision
      for income taxes ..........         55,393         45,716        121,713         90,271

PROVISION FOR INCOME TAXES ......         20,231         15,825         42,889         32,512
                                        --------       --------       --------       --------

    Net income ..................       $ 35,162       $ 29,891       $ 78,824       $ 57,759
                                        ========       ========       ========       ========


PRIMARY EARNINGS PER
  SHARE .........................       $    .93       $    .80       $   2.10       $   1.55
                                        ========       ========       ========       ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         Six Months Ended
                                                         ----------------
                                                 Feb. 29,                 Feb. 28,
                                                  1996                     1995
                                                  ----                     ----
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................       $  78,824                $  57,759
     Items not affecting cash:
        Gain on sale of Buffalo
          Broadcasting Co. Inc. .........         (14,060)                      --
        Depreciation and amortization ...             390                      301
     Change in assets and liabilities:
        Accounts receivable .............         (23,645)                 (14,538)
        Producer loans, advances and
          deferred costs ................         (72,466)                  (4,434)
        Accounts payable and accrued
          liabilities ...................           5,870                     (654)
        Payable to producers and others .           8,431                    6,612
        Income taxes payable ............           5,411                   (2,801)
        Other, net ......................          (5,185)                    (497)
                                                ---------                ---------
   Net cash (used in) provided by
     operating activities ...............         (16,430)                  41,748
                                                ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in investments ...         (44,701)                  20,347
   Proceeds from sale of Buffalo
     Broadcasting Co. Inc. ..............           9,802                       --
   Additions to fixed assets ............            (225)                  (1,088)
                                                ---------                ---------
   Net cash (used in) provided by
     investing activities ...............         (35,124)                  19,259
                                                ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock           6,551                    3,080
   Purchase of treasury stock ...........            --                     (6,111)
                                                ---------                ---------
   Net cash provided by (used in)
     financing activities ...............           6,551                   (3,031)
                                                ---------                ---------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS .....................         (45,003)                  57,976
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD ............................         446,896                  341,857
                                                ---------                ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD ............................       $ 401,893                $ 399,833
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

                  The unaudited consolidated financial statements for the six months and three months ended February 29, 1996 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1995 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1995 balances presented herein have been derived. The results of operations for the six months and three months ended February 29, 1996 are not necessarily indicative of the results of operations for the full year.

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

                  The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Summary of significant accounting policies (continued)

adjusted for expected ratings. That portion of recognized revenue that is to be paid to the producers and owners of the licensed program material is accrued as the license fees are earned.

                  License fees for non-first-run syndicated properties are recognized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period.

Principal properties

                  The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 38% and 36% of revenues for the six months ended February 29, 1996 and February 28, 1995, respectively; Wheel of Fortune accounted for approximately 19% and 21% of revenues for such periods; Jeopardy! accounted for approximately 16% and 18% of revenues for such periods; and Inside Edition accounted for approximately 8% of revenues for each such period.

Stockholders' equity

                  Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,698,000 and 37,156,000, respectively, for the three months ended February 29, 1996 and February 28, 1995 and 37,484,000 and 37,259,000, respectively, for the six months ended February 29, 1996 and February 28, 1995, which include the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each such period. The difference between primary and fully diluted earnings per share for all periods presented was not significant.

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

(3)  Producer advances

                  On January 2, 1996, the Company paid Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, two advances of $65 million each against its aggregate minimum participation payments for the 1996-1997 and 1997-1998 broadcast seasons. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of The Oprah Winfrey Show.

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 1996
AND FEBRUARY 28, 1995

Revenues

                  Revenues for the first six months of fiscal 1996 increased by approximately 17% compared to the first six months of the prior fiscal year. Such increase was primarily due to increased cash license fees from The Oprah Winfrey Show and an increase in revenues derived from the sale of retained advertising time on The Oprah Winfrey Show, Inside Edition and American Journal, as a result of a 50% increase in the number of 30-second advertising spots retained by the Company in each such series commencing with the 1995-1996 television season. In addition, revenues from King World Direct, the Company's direct response marketing subsidiary, increased substantially in the first six months of fiscal 1996 compared with the first six months of fiscal 1995, due primarily to the successful telemarketing campaigns for the Wild America video series and the Sears Craftsman Robogrip pliers. King World Direct operates in a seasonal business with revenues heavily reliant on the Christmas selling season. Consequently, King World Direct's revenues and earnings have historically been higher in the Company's second fiscal quarter than in the first, third and fourth fiscal quarters. For the three months ended February 29, 1996, the Company's revenues were approximately 23% higher than the three months ended Febru- ary 28, 1995, due primarily to the same factors as those discussed above for the six month period.

                  The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 38%, 19%, 16% and 8%, respectively, of the Company's revenues for the first six months of fiscal 1996 compared to 36%, 21%, 18% and 8%, respectively, for the first six months of fiscal 1995. American Journal accounted for approximately 4% of the Company's revenues for the first six months in each of fiscal 1996 and fiscal 1995, and Rolonda accounted for approximately 2% of the Company's revenues for the first six months of fiscal 1996 and 3% for the first six months of fiscal 1995. King World Direct accounted for approximately 7% of the Company's revenues for the first six months of fiscal 1996 and 1% for the first six months of fiscal 1995.

                  For the three months ended February 29, 1996, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 36%, 18%, 16% and 8%, respectively, of the Company's revenues compared to 36%, 21%, 18% and 8%, respectively, for the three months ended February 28, 1995. American Journal accounted for approximately 4% of the Company's revenues for each of the three months ended February 29, 1996 and February 28, 1995, and Rolonda accounted for approximately 2% of the Company's revenues for the three months ended February 29, 1996 and 3% for the three months ended February 28, 1995. King World Direct accounted for approximately 10% of the Company's revenues for the three months ended February 29, 1996 and 2% for the three months ended February 28, 1995.

Producers' fees, programming and other direct operating costs

                  Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct. The share of license fees payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

                  Producers' fees, programming and other direct operating costs increased by approximately 19% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show (a portion of which is payable to the producer), increased production fees associated with The Oprah Winfrey Show in the 1995-1996 television season and increased operating expenses for King World Direct. For the three months ended February 29, 1996, producers' fees, programming and other direct operating costs increased by approximately 27% compared to the three months ended February 28, 1995, due primarily to the same factors as those discussed above for the six month period.

Selling, general and administrative expenses

                  In December 1995, the Company entered into new employment agreements with its President and Chief Executive Officer and its Chairman of the Board. The agreements provide, among other things, for annual performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the proportionate share of certain of these bonuses in its operating results for the first and second quarters of fiscal 1996.

                  Selling, general and administrative expenses for the first six months and second quarter of fiscal 1996 increased by approximately 6% and 10%, respectively, from the corresponding periods of fiscal 1995. Such increases were primarily due to an increase in executive compensation costs, as discussed above, and development and promotional costs associated with Off the Hook, a first-run strip series possibly to be produced and distributed by the Company for debut in the 1996-1997 television season.

Net income and primary earnings per share

                  Due to the factors discussed above, the Company's operating income for the six months and three months ended February 29, 1996 increased by approximately 17% and 21%, respectively, compared to the corresponding period of the prior year. In addition, during the first quarter of fiscal 1996, the Company recorded a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation.

                  Net income increased by approximately $21.1 million, or 36%, for the six months ended February 29, 1996, reflecting the increase in operating income, the nonrecurring gain on the sale of Buffalo and higher interest income earned on the Company's cash and investments. In addition, the Company's effective tax rate for the first six months of fiscal 1996 was lower than in the first six months of fiscal 1995, due principally to the nontaxability of a portion of the Buffalo gain. Primary earnings per share increased by $.55 per share, or approximately 35%, to $2.10 per share in the six months ended February 29, 1996 as a result of the increase in net income. Excluding the nonrecurring gain on the sale of Buffalo, net income increased by approximately $10.8 million, or 19%, for the six months ended February 29, 1996, and primary earnings per share increased by $.28 per share, or approximately 18%, for such period to $1.83 per share.

                  For the three months ended February 29, 1996, net income increased by approximately $5.3 million, or 18%, reflecting the increase in operating income and higher interest income earned on the Company's cash and investments, offset by a slightly higher effective tax rate for the fiscal 1996 second quarter as compared to the fiscal 1995 second quarter. Primary earnings per share increased by $.13 per share, or approximately 16%, to $.93 in the three months ended February 29, 1996 as a result of the increase in net income.

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

                  Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1994- 1995 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

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

                  The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfr- ey have committed to produce and host the show through the 1997- 1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guarantee participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, the profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. The Company has paid Harpo a $60 million advance against its minimum participation payments for the 1995-1996 broadcast season. As of February 29, 1996, approximately $6.5 million of such advance has yet to be recouped. In addition, on January 2, 1996, the Company paid Harpo two advances of $65 million each against its aggregate minimum participation payments for the 1996-1997 and 1997-1998 broadcast seasons. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

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

                  In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through April 4, 1996, 1,698,800 shares of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $59.8 million (or approximately $35.20 per share), leaving 301,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

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

PART II - OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  At the Company's 1996 annual meeting of stockholders, held on January 19, 1996, an aggregate 29,352,312 shares of Common Stock were present in person or by proxy. Votes cast for and against, abstentions and broker non-votes for the matters submitted to a vote of security-holders were as follows:

                  (i)  ELECTION OF DIRECTORS:

                                                                      Authority
                                        Votes                          to Vote
Nominee                                  For                           Withheld
- -------                                  ---                           --------

Diana King                             31,005,872                      576,240

Stephen W. Palley                      31,144,170                      437,942

Joel Chaseman                          31,200,346                      381,766


                  (ii) ADOPTION OF KING WORLD PRODUCTIONS, INC. AMENDED AND RESTATED STOCK OPTION AND RESTRICTED STOCK PURCHASE
                  PLAN:

Votes                       Votes                                                        Broker
 For                       Against                   Abstentions                        Non-Votes
 ---                       -------                   -----------                        ---------

14,508,137                 11,360,232                104,607                            5,609,136

                  (iii) APPROVAL OF PERFORMANCE BASED COMPENSATION ARRANGEMENTS WITH THE COMPANY'S FIVE HIGHEST-PAID EXECUTIVE OFFICERS:

                  (a)  Net Income Bonuses of Messrs. Michael King and
                  Roger King:

Votes                       Votes                                                        Broker
 For                       Against                   Abstentions                        Non-Votes
 ---                       -------                   -----------                        ---------

21,482,876                 4,149,780                 340,322                            5,609,136

                  (b)  New Series Bonuses of Messrs. Michael King and
                  Roger King:


Votes                       Votes                                                        Broker
 For                       Against                   Abstentions                        Non-Votes
 ---                       -------                   -----------                        ---------

21,288,164                 4,334,676                 350,136                            5,609,136

                  (c) New Show Profits Bonuses of Messrs. Michael King and Roger King:

Votes                       Votes                                                        Broker
 For                       Against                   Abstentions                        Non-Votes
 ---                       -------                   -----------                        ---------

21,267,683                 4,360,628                 344,665                            5,609,136

                  (d)  Supplemental Bonuses of Messrs. Michael King and
                  Roger King:

Votes                       Votes                                                        Broker
 For                       Against                   Abstentions                        Non-Votes
 ---                       -------                   -----------                        ---------

21,403,194                 4,222,826                 346,956                            5,609,136


                  (iv) APPOINTMENT OF ARTHUR ANDERSEN LLP AS AUDITORS FOR THE FISCAL YEAR ENDING AUGUST 31, 1996:

Votes                       Votes
 For                       Against                   Abstentions
 ---                       -------                   -----------

31,339,019                 99,056                    144,037

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit
Number            Description

10.1. Employment Agreement, dated December 20, 1995, between Mr. Roger King and the Registrant.

10.2. Employment Agreement, dated December 20, 1995, between Mr. Michael King and the Registrant.

10.3* Agreement dated as of October 6, 1995 between the Registrant and Harpo, Inc.


- --------------------------
* Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KING WORLD PRODUCTIONS, INC.

                                   By:      /s/ Steven A. LoCascio
                                            ------------------------------------
                                            Steven A. LoCascio
                                            As Interim Chief Financial Officer
                                            and on behalf of the Registrant

April 11, 1996

                                  EXHIBIT INDEX

Exhibit
No.               Description                                                       Page
- ---               -----------                                                       ----

10.1.             Employment Agreement, dated December 20,                            19
                  1995, between Mr. Roger King and Registrant.

10.2.             Employment Agreement, dated December 20,                            32
                  1995, between Mr. Michael King and Registrant.

10.3*             Agreement dated as of October 6, 1995 between                       45
                  the Registrant and Harpo, Inc.


- --------------------------
* Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.