Form 10-Q
period 1996-05-31
KING WORLD PRODUCTIONS INC
filed 1996-07-15
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 1996

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ______ to ________

                         Commission File Number 1-9244
                         -----------------------------

                          KING WORLD PRODUCTIONS, INC.
            --------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 37,589,845 shares outstanding as of July 2, 1996.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)


                                                                                        May 31,                August 31,
                                                                                         1996                     1995
                                                                                     -----------               ----------
                                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .             $483,117                $446,896
  Accounts receivable (net of
     allowance for doubtful accounts of
     $4,196 at May 31, 1996 and
     August 31, 1995)  . . . . . . . . . . . . . . . . . . . . . . . . . .               66,947                  51,356
  Producer advances and
    deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .               81,921                  90,085
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .                1,974                     506
                                                                                       --------                --------
        Total current assets   . . . . . . . . . . . . . . . . . . . . . .              633,959                 588,843
                                                                                       --------                --------

LONG-TERM INVESTMENTS, at cost,
     which approximates market   . . . . . . . . . . . . . . . . . . . . .              124,855                  82,129
                                                                                       --------                --------

FIXED ASSETS, at cost  . . . . . . . . . . . . . . . . . . . . . . . . . .               13,276                  12,955
  Less - accumulated depreciation
     and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .              (10,295)                 (9,703)
                                                                                       --------                --------
                                                                                          2,981                   3,252
                                                                                       --------                --------

PRODUCER ADVANCES
  AND OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .               80,712                  12,562
                                                                                       --------                --------

                                                                                       $842,507                $686,786
                                                                                       ========                ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                                                        May 31,                August 31,
                                                                                         1996                     1995
                                                                                     ------------              ----------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and
      accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             $ 15,582                $ 11,070
   Payable to producers and others  . . . . . . . . . . . . . . . . . . . .               83,762                  74,349
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .               30,870                  25,630
                                                                                        --------                --------
            Total current liabilities   . . . . . . . . . . . . . . . . . .              130,214                 111,049
                                                                                        --------                --------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      5,000,000 shares authorized,
      none issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                      --
   Common stock, $.01 par value;
      75,000,000 shares autho-
      rized, 50,726,739 shares
      and 49,893,745 shares issued
      at May 31, 1996 and
      August 31, 1995, respectively . . . . . . . . . . . . . . . . . . . .                  507                     499
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              110,167                  87,628
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .              896,660                 782,651
   Treasury stock, at cost; 13,141,394
     shares at May 31, 1996 and
     August 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (295,041)               (295,041)
                                                                                        --------                --------
                                                                                         712,293                 575,737
                                                                                        --------                --------
                                                                                        $842,507                $686,786
                                                                                        ========                ========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                     Three Months Ended                Nine Months Ended
                                           May 31,                          May 31,
                                   ------------------------       -------------------------
                                     1996            1995           1996             1995
                                   --------        --------       --------         --------
                                         (Dollars in thousands except per share data)
REVENUES.......................   $165,763         $142,632       $504,687         $433,448
                                  --------         --------       --------         --------

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............     98,648           84,264        304,779          258,036
  Selling, general and
    administrative expenses....     18,106           18,265         56,153           54,068
                                  --------         --------       --------         --------
                                   116,754          102,529        360,932          312,104
                                  --------         --------       --------         --------

    Income from operations.....     49,009           40,103        143,755          121,344

INTEREST AND
  DIVIDEND INCOME..............      6,218            5,497         19,124           14,526

NONRECURRING GAIN - Sale of
  Buffalo Broadcasting Co. Inc.         --                --        14,060               --
                                  --------          --------      --------         --------

    Income before provision
      for income taxes.........     55,227           45,600        176,939          135,870

PROVISION FOR INCOME TAXES.....     20,041           16,379         62,930           48,891
                                  --------         --------       --------         --------

    Net income.................   $ 35,186         $ 29,221       $114,009         $ 86,979
                                  ========         ========       ========         ========


PRIMARY EARNINGS PER
  SHARE........................   $   0.92         $   0.78       $   3.03         $   2.33
                                  ========         ========       ========         ========





          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                                 May 31,
                                                                                                    -------------------------------
                                                                                                       1996                  1995
                                                                                                    ---------             ---------
                                                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $114,009             $ 86,979
       Items not affecting cash:
          Gain on sale of Buffalo
            Broadcasting Co. Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (14,060)                  --
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .               592                  492
       Change in assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (15,552)              (6,347)
          Producer advances and deferred
            costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (56,836)              (2,996)
          Accounts payable and accrued
            liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,512                3,119
          Payable to producers and others . . . . . . . . . . . . . . . . . . . . . . . . .            13,671                4,760
          Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,240               (3,681)
          Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (4,657)                (530)
                                                                                                     --------             --------
    Net cash provided by operating
       activities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46,919               81,796
                                                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in investments . . . . . . . . . . . . . . . . . . . . . . . . . . .           (42,726)              18,185
   Proceeds from Sale of Buffalo
     Broadcasting Co. Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,802                   --
   Additions to fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (321)              (1,275)
                                                                                                     --------             --------
   Net cash (used in) provided
      by investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (33,245)              16,910
                                                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .            22,547                4,354
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --               (6,111)
                                                                                                     --------             --------
   Net cash provided by (used in)
     financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,547               (1,757)
                                                                                                     --------             --------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            36,221               96,949
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           446,896              341,857
                                                                                                     --------             --------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $483,117             $438,806
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

           The unaudited consolidated financial statements for the nine months and three months ended May 31, 1996 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1995 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1995 balances presented herein have been derived. The results of operations for the nine months and three months ended May 31, 1996 are not necessarily indicative of the results of operations for the full year.

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

Principal properties

           The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 39% and 37% of revenues for the nine months ended May 31, 1996 and 1995, respectively; Wheel of Fortune accounted for approximately 19% and 21% of revenues for such periods; Jeopardy! accounted for approximately 17% and 18% of revenues for such periods; and Inside Edition accounted for approximately 8% of revenues for each such period.

Producers' fees, programming and other direct operating costs

           Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct. That portion of recognized revenue that is to be paid to producers and owners of programming is accrued as the license fees are earned. The share of license fees payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Stockholders' equity

           Primary earnings per share has been computed using the weighted average number of common shares outstanding of 38,178,000 and 37,435,000, respectively, for the three months ended May 31, 1996 and 1995 and 37,646,000 and 37,327,000,

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


respectively, for the nine months ended May, 1996 and 1995, which include the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each such period. The difference between primary and fully diluted earnings per share for all periods presented was not significant.

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

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS AND THREE MONTHS ENDED MAY 31, 1996 AND 1995

Revenues

           Revenues for the first nine months of fiscal 1996 increased by approximately 16% compared to the first nine months of the prior fiscal year. Such increase was primarily due to increased cash license fees from The Oprah Winfrey Show and a general increase in revenues derived from the sale of retained advertising time primarily on The Oprah Winfrey Show, Inside Edition and American Journal, as a result of a 50% increase in the number of 30-second advertising spots retained by the Company in each such series commencing with the 1995-1996 television season. In addition, revenues from King World Direct, the Company's direct response marketing subsidiary, increased substantially in the first nine months of fiscal 1996 compared with the first nine months of fiscal 1995, due primarily to the successful telemarketing campaigns for the Wild America video series and the Sears Craftsman Robogrip pliers. King World Direct operates in a seasonal business with revenues heavily reliant on the Christmas selling season. Consequently, King World Direct's revenues and earnings have historically been higher in the Company's second fiscal quarter than in the first, third and fourth fiscal quarters. For the three months ended May 31, 1996, the Company's revenues were approximately 16% higher than the three months ended May 31, 1995, due primarily to the same factors as those discussed above for the nine month period.

           The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 39%, 19%, 17% and 8%, respectively, of the Company's revenues for the first nine months of fiscal 1996 compared to 37%, 21%, 18% and 8%, respectively, for the first nine months of fiscal 1995. American Journal accounted for approximately 4% of the Company's revenues for the nine months in each of fiscal 1996 and fiscal 1995, and Rolonda accounted for approximately 2% of the Company's revenues for the first nine months of fiscal 1996 and 3% for the first nine months of fiscal 1995. King World Direct accounted for approximately 5% of the Company's revenues for the first nine months of fiscal 1996 and 1% for the first nine months of fiscal 1995.

           For the three months ended May 31, 1996, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 40%, 20%, 17% and 8%, respectively, of the Company's revenues compared to 38%, 21%, 18% and 8%, respectively, for the three months ended May 31, 1995. American Journal accounted for approximately 4% of the Company's revenues for each of the three months ended May 31, 1996 and 1995, and Rolonda accounted for approximately 2% of the Company's revenues for the three months ended May 31, 1996 and 3% for the three months ended May 31, 1995. King World Direct accounted for approximately 2% of the Company's revenues for the three months ended May 31, 1996 and 1% for the three months ended May 31, 1995.

Producers' fees, programming and other direct operating costs

           Producers' fees, programming and other direct operating costs increased by approximately 18% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show (a portion of which is payable to the producer), increased production fees associated with The Oprah Winfrey Show in the 1995-1996 television season and increased operating expenses for King World Direct. For the three months ended May 31, 1996, producers' fees, programming and other direct operating costs increased by approximately 17% compared to the three months ended May 31, 1995, due primarily to the same factors as those discussed above for the nine month period.

Selling, general and administrative expenses

           In December 1995, the Company entered into new employment agreements with its President and Chief Executive Officer and its Chairman of the Board. The agreements provide, among other things, for annual performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the proportionate share of certain of these bonuses in its operating results for the first, second and third quarters of fiscal 1996.

           Selling, general and administrative expenses were comparable for the periods presented, increasing by approximately 4% and decreasing by approximately 1% for the first nine months and third quarter of fiscal 1996, respectively.

Net income and primary earnings per share

           Due to the factors discussed above, the Company's operating income for the nine months and three months ended May 31, 1996 increased by approximately 18% and 22%, respectively, compared to the corresponding period of the prior year. In addition, during the first quarter of fiscal 1996, the Company recorded a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation.

           Net income increased by approximately $27.0 million, or 31%, for the nine months ended May 31, 1996, reflecting the increase in operating income, the nonrecurring gain on the sale of Buffalo and higher interest income earned on the Company's cash and investments. In addition, the Company's effective tax rate for the first nine months of fiscal 1996 was slightly lower than in the first nine months of fiscal 1995, due principally to the nontaxability of a portion of the Buffalo gain. Primary earnings per share increased by $.70 per share, or approximately 30%, to $3.03 per share in the nine months ended May 31, 1996 as a result of the increase in net income. Excluding the nonrecurring gain on the sale of Buffalo, net income increased by approximately $16.7 million, or 19%, for the nine months ended May 31, 1996, and primary earnings per share increased by $.43 per share, or approximately 18%, for such period to $2.76 per share.

           For the three months ended May 31, 1996, net income increased by approximately $6.0 million, or 20%, reflecting the increase in operating income and higher interest income earned on the Company's cash and investments, offset by a slightly higher effective tax rate for the fiscal 1996 third quarter as compared to the fiscal 1995 third quarter. Primary earnings per share increased by $.14 per share, or approximately 18%, to $.92 in the three months ended May 31, 1996 as a result of the increase in net income.

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

           The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guarantee participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, the profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These ar-rangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid by television stations for the series in forthcoming seasons, increased barter revenues from the series, or both, the Company's net profits and cash flow derived from The Oprah Winfrey Show will decline in the coming years.

           The Company has paid Harpo a $60 million advance against its minimum participation payments for the 1995-1996 broadcast season, which was fully recouped as of May 31, 1996. In addition, on January 2, 1996, the Company paid Harpo two advances of $65 million each against its aggregate minimum participation payments for the 1996-1997 and 1997-1998 broadcast seasons.
Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

           Over the past few years, the regulatory environment in which the Company operates has undergone significant changes and additional changes have been proposed. As a result, the Company anticipates that it will face increased competition from the networks and perhaps other telecommunications carriers, that it will have more difficulty licensing its programming to stations owned and operated by the three major television networks for all day parts and to network-owned and -affiliated stations in the top 50 markets for prime time access time periods and, even if it is able to so license its programming, the profitability of such programming to the Company may be reduced. These developments may have an adverse effect on the Company's future net profits and cash flow.

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

           In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through July 2, 1996, 1,698,800 shares of Common Stock were repurchased in open market transactions, for aggregate consideration of approximately $59.8 million (or approximately $35.20 per share), leaving 301,200 shares available for repurchase under such program. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so.

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


                                 KING WORLD PRODUCTIONS, INC.



                                 By:      /s/ Steven A. LoCascio
                                          -------------------------------------
                                          Steven A. LoCascio
                                          As Interim Chief Financial Officer
                                          and on behalf of the Registrant

July 15, 1996

                                EXHIBIT INDEX


Exhibit No.                                        Description

  27                                           Financial Data Schedule