Form 10-Q/A
period 1996-02-29
KING WORLD PRODUCTIONS INC
filed 1996-07-25
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               Amendment No. 1 to

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

                  At the Company's 1996 annual meeting of stockholders, held on January 19, 1996, an aggregate 31,582,112 shares of Common Stock were present in person or by proxy. Votes cast for and against, abstentions and broker non-votes for the matters submitted to a vote of security-holders were as follows:

                  (i)  ELECTION OF DIRECTORS:

                                                   Authority
                                Votes               to Vote
Nominee                          For                Withheld
- -------                         -----              ----------
Diana King                    31,005,872             576,240

Stephen W. Palley             31,144,170             437,942

Joel Chaseman                 31,200,346             381,766


                  (ii) ADOPTION OF KING WORLD PRODUCTIONS, INC. AMENDED AND RESTATED STOCK OPTION AND RESTRICTED STOCK PURCHASE PLAN:

Votes              Votes                                     Broker
 For              Against           Abstentions            Non-Votes
- -----             -------           -----------            ---------
14,508,137        11,360,232          104,607              5,609,136

                  (iii) APPROVAL OF PERFORMANCE BASED COMPENSATION ARRANGEMENTS WITH THE COMPANY'S FIVE HIGHEST-PAID EXECUTIVE OFFICERS:

                  (a)  Net Income Bonuses of Messrs. Michael King and Roger
                  King:

Votes              Votes                                       Broker
 For              Against           Abstentions               Non-Votes
- -----             -------           -----------               ---------
21,482,874        4,149,780           340,322                 5,609,136

                  (b)  New Series Bonuses of Messrs. Michael King and Roger
                  King:

Votes              Votes                                       Broker
 For              Against           Abstentions               Non-Votes
- -----             -------           -----------               ---------
21,288,164        4,334,676           350,136                 5,609,136

                  (c) New Show Profits Bonuses of Messrs. Michael King and Roger King:

Votes              Votes                                       Broker
 For              Against           Abstentions               Non-Votes
- -----             -------           -----------               ---------
21,267,683        4,360,628           344,665                 5,609,136

                  (d)  Supplemental Bonuses of Messrs. Michael King and Roger
                  King:

Votes              Votes                                       Broker
 For              Against           Abstentions               Non-Votes
- -----             -------           -----------               ---------
21,403,194        4,222,826          346,956                   5,609,136


                  (iv) APPOINTMENT OF ARTHUR ANDERSEN LLP AS AUDITORS FOR THE FISCAL YEAR ENDING AUGUST 31, 1996:

Votes              Votes
 For              Against           Abstentions
- -----             -------           -----------
31,339,019        99,056            144,037

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit
Number   Description
- ------   -----------

10.3* Agreement dated as of October 6, 1995 between the Registrant and Harpo, Inc.

- --------------------
* Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.


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

                                         KING WORLD PRODUCTIONS, INC.

                                         By:  /s/ Steven A. LoCascio
                                              ----------------------------------
                                              Steven A. LoCascio
                                              As Interim Chief Financial Officer
                                              and on behalf of the Registrant

July 25, 1996

                                  EXHIBIT INDEX

Exhibit
No.      Description                                                      Page
- -------  -----------                                                      ----

10.3*    Agreement dated as of October 6, 1995 between                      45
         the Registrant and Harpo, Inc.

- ---------------------
* Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.