Form 10-K
period 1996-08-31
KING WORLD PRODUCTIONS INC
filed 1996-11-14
CIK 756764

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended August 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------

         Common Stock,                             New York Stock Exchange
         $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                  The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 1, 1996 was approximately $1.1 billion.

                  As of November 1, 1996, there were 37,344,545 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  The registrant's definitive proxy statement for its 1997 annual meeting of stockholders (which is to be filed pursuant to Regulation 14A not later than December 29, 1996) is incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.  BUSINESS

GENERAL

                  King World was founded in 1964 by the late Charles and Lucille King to distribute or syndicate feature length films and television programs to television stations. King World currently distributes programming to approximately 400 television stations in over 200 of the 211 designated television markets in the United States (as defined by A.C. Nielsen Co. ("Nielsen")) and in Canada and a number of other foreign countries directly and through sales agents and subdistributors. Three of Mr. and Mrs. King's children, namely Roger King, King World's Chairman of the Board, Michael King, King World's President, Chief Executive Officer and Interim Chief Operating Officer, and Diana King, a Vice President and the Secretary of King World, are actively involved in the management of King World. In addition, one other child of King World's founders, Richard King, serves as a director of the Company and another, Robert King, is Senior Vice President for Strategic Planning/Acquisitions.

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

PROGRAMMING AND RELATED OPERATIONS

First-run Television Syndication

                  King World's revenues currently are derived primarily from the first-run strip syndication of the television series The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition. These series are four of the top ten series in national syndication, as reported in the July 1996 Nielsen Designated Market Area Ranking Report. Wheel of Fortune and Jeopardy! had the two highest ratings among all syndicated television shows and The Oprah Winfrey Show had the highest ratings among all national television talk shows. According to Nielsen, Wheel of Fortune has had the highest ratings among shows in national syndication for the last 51 consecutive sweeps periods, Jeopardy! has had the second highest ratings among such shows for each of the last 44 consecutive sweeps periods and The Oprah Winfrey Show has had the third highest ratings among such shows for 31 of the last 39 sweeps periods. Based primarily on the success of The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!, King World's revenues have grown from $80.6 million in fiscal 1985 to $663.4 million in fiscal 1996 and its net income has increased from $9.8 million in fiscal 1985 to $150.0 million in fiscal 1996. Revenues derived from The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition (including revenues derived from the sale of retained advertising time) accounted for approximately 83% of King World's revenues for the fiscal year ended August 31, 1996.

                  At present, King World distributes television programming primarily to network-owned-and-operated stations and net-work-affiliated stations. First-run syndicated programming distributed by the Company competes primarily with other first-run syndicated programming, network reruns and programming produced by local television stations.

                  The United States television market is served primarily by network-owned-and-operated stations, network-affiliated stations, independent stations and cable operators. During hours commonly referred to as "prime-time" (currently, with limited exceptions, 8 p.m. to 11 p.m. in the Eastern and Pacific time zones and 7 p.m. to 10 p.m. in the Central and Mountain time zones), stations owned and operated by the four major broadcast networks (the ABC Television Network, the CBS Television Network, the NBC Television Network and the Fox Broadcasting Company), and stations affiliated with those networks, broadcast schedules consisting primarily of programming produced for initial exhibition by the networks. In non-prime time, such stations broadcast network programming, off-network programming (reruns), programming produced by the local stations themselves or by independent producers and first-run syndicated programming (programming produced for initial distribution on a syndicated basis). Independent television stations, during both prime and non-prime time, broadcast their own programming, off-network programming and first-run syndicated programming; some of such stations are affiliated with the WB or the United Paramount Network, each of which currently supplies its respective affiliates with prime-time programming three evenings per week and with several hours per week of non-prime-time programming. Some cable operators, in addition to other services that they offer, telecast syndicated programming.

                  Nielsen divides the United States into 211 designated market areas and approximately 29 additional special market areas that, on the basis of size and the other Nielsen criteria, do not qualify as designated market areas. The approximately 240

Nielsen designated and special market areas are referred to below as the "Nielsen market areas".

                  In the 1983-1984 broadcast season, King World introduced a syndicated version of Wheel of Fortune, which had premiered on daytime network television in 1975. For both the 1995-1996 broadcast season and the current broadcast season, Wheel of Fortune was licensed to television stations in 203 Nielsen market areas in the United States, covering approximately 99% of total domestic television households.

                  For the 1984-1985 broadcast season, the Company introduced Jeopardy!, a remake of the successful game show originally broadcast on network television between 1964 and 1975. For the 1995-1996 broadcast season, Jeopardy! was licensed to television stations in 196 Nielsen market areas in the United States, covering approximately 98% of total domestic television households, and for the current broadcast season has been licensed to television stations in 196 Nielsen market areas, covering approximately 99% of total domestic television households.

                  For the 1986-1987 broadcast season, King World introduced into national television syndication The Oprah Winfrey Show, a talk show hosted by Oprah Winfrey which, until October 1988, was produced by WLS-TV, an ABC owned-and-operated station. Commencing in October 1988, Harpo, Inc. ("Harpo"), an entity controlled by Ms. Winfrey, assumed production of the series. For both the 1995-1996 broadcast season and the current broadcast season, The Oprah Winfrey Show was licensed to television stations in 207 Nielsen market areas in the United States, covering more than 99% of total domestic television households.

                  Inside Edition, a half-hour first-run syndicated newsmagazine series hosted by Deborah Norville that is produced and distributed by King World, premiered in January 1989. It is the first television series produced by King World. Inside Edition is produced at the Company's production facility in New York and has a correspondent bureau in Los Angeles to enhance the ability of the program to provide nationwide coverage. For the 1995-1996 broadcast season, Inside Edition was licensed to television stations in 162 Nielsen market areas, covering approximately 93% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 122 Nielsen market areas, covering approximately 81% of total domestic television households.

                  American Journal, a half-hour first-run syndicated newsmagazine series that is also produced by King World in New York, premiered in September 1993. American Journal is anchored by Nancy Glass, the Emmy Award-winning former senior correspondent of Inside Edition. For the 1995-1996 broadcast season, American Journal was licensed to television stations in 125

Nielsen market areas, covering approximately 87% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 118 Nielsen market areas, covering approximately 85% of total domestic television households.

                  Rolonda, a daytime talk show that is also produced by King World in New York, premiered in January 1994. It is hosted by Rolonda Watts, a popular broadcast journalist. For the 1995-1996 broadcast season, Rolonda was licensed to television stations in 86 Nielsen market areas, covering approximately 73% of total domestic television households. For the current broadcast season, Rolonda has been licensed to television stations in 95 Nielsen market areas, covering approximately 75% of total domestic television households.

                  Each of The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, Inside Edition, and American Journal has been licensed to television stations for exhibition in the current and in future broadcast seasons, commencing with the 1997-1998 broadcast season and extending, in certain cases, as far into the future as the 1999-2000 broadcast season. Revenues and related expenses under such license agreements will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 17, 1996, the gross amount of license fees under such agreements approximated $1.4 billion, of which approximately $850 million is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1996 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the commitment of the producer and Ms. Winfrey to continue to produce and host the show after the 1997-1998 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

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

                  The Company's agreement with Harpo establishes, among other things, the production fees payable to Harpo through the 1996-1997 broadcast season and commits the Company to guarantee payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. After the 1999-2000 television season, Harpo will not be obligated to distribute the series through the Company, if it elects to produce the series at all.

                  Under the terms of the agreement with Harpo, Ms. Winfrey is subject until the 2000-2001 television season to certain restrictions on her ability to appear in television shows with the same or similar format as The Oprah Winfrey Show. In the event of certain corporate transactions constituting a "change in control" of the Company under the amended agreement, Harpo has the right to terminate such restrictions and, under certain circumstances, receive additional consideration for continuing to produce the series.

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

                  The Company's agreements with Columbia TriStar Television, the producer of Wheel of Fortune and Jeopardy!, provide that King World will be the exclusive distributor for each such series so long as the Company has obtained sufficient broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for first-run strip syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.

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

License and Distribution Fees

                  For certain first-run syndicated programs produced by independent companies for distribution by King World, the Company earns distribution fees that are based on a percentage of the license fees paid by television stations for the right to broadcast the program and the amounts paid by national advertisers for advertising time retained by the Company and sold in connection with such program. The Company also recoups some or all of the distribution expenses that it incurs in connection with the distribution of these series, which consist principally of advertising, promotion, satellite and tape costs and related expenses. Amounts remaining in excess of King World's distribution fees and recouped expenses are remitted to the producers of such series.

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

                  License fees payable by stations for the rights to broadcast television programs are payable in the form of cash, retained advertising time or both. A television station that enters into a license agreement for a particular program becomes obligated to pay the contracted license fee (which will often depend on the time period in which the program is aired by that station) and provide advertising time, if applicable, upon the delivery by the Company of the program in question. Advertising time retained by King World in connection with program distribution is sold to national advertisers by a wholly-owned subsidiary of the Company. See "Sale of Advertising Time".

                  In the 1996 fiscal year, approximately 12% of the Company's revenues were derived from license fees under contracts with television stations owned by ABC, Inc. No other television station, broadcast group or advertiser accounted for ten percent or more of the Company's revenues in the fiscal year.

Marketing

                  Sales to domestic television stations are made by the Company through a sales force that numbered 11 persons as of November 1, 1996. The Company's marketing strategy concentrates on a select number of programs that the Company considers to have good prospects for high audience ratings and expects will meet television stations' programming needs for specific time periods.

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

Sale of Advertising Time

                  Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of King World, sells advertising time within television programs. As of November 1, 1996, Camelot employed eight salespersons.

                  The value of advertising on any particular program varies significantly depending on the audience ratings and demographics for such program and conditions in the market for television advertising time in general. In order for advertising time on a particular syndicated television program to be valuable to national advertisers, the program must, as a general rule, be broadcast in television markets covering at least 70% of the total domestic television households. For the 1996-1997 broadcast season, The Oprah Winfrey Show has been licensed to stations covering more than 99% of the total domestic television households; Wheel of Fortune and Jeopardy! have each been licensed to stations covering approximately 99% of the total domestic television households; Inside Edition has been licensed to stations covering approximately 81% of the total domestic television households; American Journal has been licensed to stations covering approximately 85% of the total domestic television households; and Rolonda has been licensed to stations covering approximately 75% of the total domestic television households.

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

Foreign Sales

                  The Company licenses episodes of Wheel of Fortune, Jeopardy!, The Oprah Winfrey Show and Inside Edition in Canada and certain other English-speaking foreign territories. The Company also licenses the production of foreign versions of Wheel of Fortune and Jeopardy! in a number of other major foreign territories. Under licenses from King World, Unilever, N.V. licenses the production of local versions of Wheel of Fortune and Jeopardy! for broadcast in a number of Western European markets. In addition, the Company has recently become more active in acquiring rights for the distribution of television programming solely outside the United States. Revenues from foreign sales (including Canada) accounted for approximately 7% of King World's revenues in fiscal 1996.

Merchandising and Film Library

                  The Company has granted licenses to others to produce Wheel of Fortune and Jeopardy! boxed board games and to exploit certain of its merchandising rights in The Little Rascals. King World also distributes its own library of over 60 feature length films and over 200 television programs, including 14 Sherlock Holmes, 13 The East Side Kids, 9 Mr. Moto and 11 Charlie Chan feature length films and episodes from The Little Rascals, Topper, Branded and The Guns of Will Sonnett television series. In acquiring feature length films and television programs for its own library, the Company has attempted to emphasize classic programming -- films and television series with broad and enduring audience appeal. King World holds long-term television and related distribution rights to the properties in its library. The Company is not generally required to make any material royalty or similar payments with respect to the properties in its library. Revenues from merchandising and the film library accounted for less than 1% of the Company's revenues in fiscal 1996.

Direct Response Marketing

                  The Company operates King World Direct Inc., a direct response marketing subsidiary. King World Direct handles key aspects of direct response marketing campaigns, including production, order fulfillment and media placement.

                  King World Direct has developed direct response telemarketing campaigns for, among others, the Wild America video series and Sears Craftsman Robogrip pliers. Revenue from direct response marketing activities accounted for approximately 4% of the Company's revenues in fiscal 1996.

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

Regulation of the Television Industry

                  Prime-Time Access Rule/Financial Interest and Syndica-tion Rule

                  Until August 1996, a rule promulgated by the Federal Communications Commission ("FCC") in the 1970's and known as the "prime-time access rule" prohibited (subject to certain significant exceptions) network-owned and network-affiliated television stations in the 50 largest television markets from broadcasting more than a total of three hours per day of programming supplied by or previously aired on a network during the prime-time period (defined under the rule as 7-11 p.m. Eastern and Pacific time and 6-10 p.m. Central and Mountain time). Due to the rule, network-owned and network-affiliated stations often acquired either one hour or one-half hour of program material for exhibition during the prime-time access period from independent television producers and syndicators such as the Company.

                  In July 1995, following proceedings looking toward reconsideration or modification of the prime-time access rule, the FCC issued a decision concluding that the rule no longer served the public interest because the networks no longer had market power sufficient to foreclose access by independent producers and syndicators of first-run programming to the prime-time access period. In order to permit an orderly transition, the FCC held that programming supplied by or previously aired on a network may not be aired during the prime-time access period for 12 months from the August 1995 effective date of its decision, but during such period stations subject to the rule were permitted to enter into contracts providing for the airing of such programming in the access period after August 1996.

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

                  In May 1991, the FCC issued a decision (the "1991 Decision") to modify, but not to repeal, the Rules. The modified Rules substantially relaxed the restrictions upon the ability of a network to acquire financial interests in, and to syndicate, television programs previously aired by that network (a sector of programming in which King World has not to date had substantial involvement). However, the 1991 Decision retained stringent limitations on network involvement in first-run syndication activities, which remained in place after the FCC further relaxed the Rules in 1993.

                  In August 1995, upon further review of the remaining Rules, the FCC held that the Rules, including the restrictions on network entry into first-run syndication activities, were no longer necessary. Under the resulting FCC order, the Rules expired in August 1995.

                  As a result of the repeal of the prime-time access rule and the elimination of the remaining restrictions of the financial interest and syndication rules, the Company will have more difficulty licensing its programming to stations owned and operated by the three major television networks and anticipates that, even if the Company is able to so license its programming, the profitability of such programming to the Company will, as a result of terms imposed by such stations, be likely to be reduced.

                  Legislation and Other FCC Rules and Proposals Affecting the Television Industry

                  The Telecommunications Act of 1996 (the "1996 Act"), signed in February 1996, among other things, requires the FCC to relax its regulation (the "Multiple Ownership Rules") limiting the aggregate number of television stations that may be under common ownership. Prior to passage of the 1996 Act, the Multiple Ownership Rules permitted common ownership of, in most circumstances, up to twelve television stations, subject (in the case of station groups) to certain limitations based upon audience reach. As required by the 1996 Act, the FCC (in March 1996) eliminated the numerical limitation on common ownership and relaxed the audience reach limitation.

                  The 1996 Act also requires the FCC to re-examine provisions of the Multiple Ownership Rules which prohibit the common ownership of stations serving the same market. In proceedings now pending before it, the FCC is considering relaxing the existing restrictions on common ownership of television stations serving the same market and permitting, subject to certain restrictions, joint venture (including joint programming) arrangements between independently owned stations in circumstances where common ownership would otherwise be prohibited. King World is unable to predict the outcome of these proceedings. King World believes that increases in the concentration of television station ownership by broadcast groups will tend to increase the relative power of the broadcast groups in the market for television programming and, consequently, could adversely affect King World's bargaining position vis-a-vis its principal customers.

                  The 1996 Act requires that (not later than 1998) all television sets manufactured or imported into the United States be equipped with a device (the "V-chip") which will enable viewers to block display of certain programs based upon content. The 1996 Act affords the program production and distribution industries a period of twelve months (until February 1997) within which to establish voluntary rules for identifying and rating video programming that contains sexual, violent or other indecent material and to agree to voluntarily transmit such ratings in a format capable of being read by the V-chip technology. If a voluntary code is not established (or if such a code is not acceptable to the FCC) within that time frame, then the FCC is required, in consultation with an advisory committee, to establish and enforce a rating code. Although the Company believes that none of its programming contains sexual, violent or other indecent material, it is actively participating in industry efforts to establish a voluntary code. However, the Company is unable to predict the outcome of these industry deliberations or of any alternative FCC proceedings. To the extent that program series (or episodes of such series) produced or distributed by King World are subjected to restrictive ratings, whether voluntary or FCC-imposed, there may be an adverse effect on viewing of such program or series.

                  In June 1995, the FCC initiated two proceedings in which it is considering repeal or relaxation of certain of its regulations restricting or forbidding certain contractual arrangements between a network and its affiliates. Among the matters under examination are: a rule that forbids a network from entering into a contract with any affiliate that either enables the network to reserve any time on the affiliate's station before the network has committed to use the time, or requires the station to make time available for network programming in substitution for programming already scheduled by the affiliate ("Time Optioning Rule"); a rule that forbids a network from penalizing affiliated stations for rejecting network programming and substituting programming deemed by the station to be of greater local or national interest; and a rule that forbids stations from affiliating with any network organization that operates more than one network. Separately, the FCC is reexamining a rule that prohibits a network from directly or indirectly controlling the advertising rates charged by an affiliate in connection with the broadcast of non-network programming ("Station Rates Rule") and a rule that forbids a network from acting as a sales representative for affiliated stations for the sale of advertising time in connection with non-network programming ("Station Rep Rule").

                  The Company is unable to predict the outcome of these proceedings. Although the Company believes that certain of the conduct prohibited by the FCC's rules, such as the Station Rates Rule, are proscribed or curtailed under the anti-trust laws, the Company anticipates that repeal or substantial relaxation of the Time Optioning Rule and the Station Rep Rule will tend to increase the relative power of the networks in the market for television programming and for the sale of advertising time and will consequently adversely affect King World's bargaining position vis-a-vis network-affiliated stations, and the sale of King World's barter time.

                  Other Regulatory and Legislative Matters

                  In October 1992, Congress enacted legislation imposing certain new regulations on the cable television industry (the "1992 Cable Act"). The legislation includes provisions that require each local television station (as defined) to make an election between demanding carriage on any cable system within its service area on a "must-carry" basis (for which the station receives no compensation) or demanding that such cable system obtain the consent of the station and pay compensation (and/or furnish other consideration) to the station for the right to carry its signal. The election made by the station as to each such cable system remains in effect for three years. Since the advent of these "retransmission consent" provisions, which became operative in October 1993, a small number of cable systems have refused to or failed to reach carriage agreements with particular local television stations and consequently ceased the carriage of such stations, thus resulting in decreased audience for King World programming aired on those stations, and in the future other cable systems could refuse or fail to reach such agreements. The Company has suffered no discernible adverse impact to date.

                  Litigation concerning the constitutionality of the "must carry" provisions of the 1992 Cable Act is pending in the United States Supreme Court. In April 1993, a three-judge district court, by a divided vote, upheld the must carry requirements, against a First Amendment challenge initiated by Turner Broadcasting System and other cable interests. In June 1994, the United States Supreme Court overturned that decision and remanded the case to the district court for further proceedings. In December 1995, the three-judge district court held that the government has a substantial interest in compelling cable systems to carry television stations in order to protect the viability of over-the-air television service in the United States, that the must-carry rules therefore do not substantially burden the rights of cable operators and that such rules do not violate the First Amendment. Cable interests have appealed this second determination to the Supreme Court, which heard oral argument in October 1996; a decision is expected in early 1997. In a lawsuit that is related to, but separate from, the litigation concerning must carry, the retransmission consent provisions of the 1992 Act have been held to be constitutional.

                  The Company is unable to predict the outcome of the litigation with respect to the must carry rules. However, if those rules are held unconstitutional, stations which fail to reach carriage agreements with cable systems (under the retrans- mission consent procedures) will very likely be deleted from such systems, thus resulting in decreased audience for King World programming aired on such stations.

                  The FCC has initiated proceedings relating to the deployment of Advanced Television Technologies ("ATV"). These technologies would, among other things, enable television stations to simultaneously broadcast more than one program at the same time; and the FCC has tentatively concluded that it will permit the use of the additional channel capacity resulting from ATV to be used for entertainment programming purposes. Because the evolution of ATV technology and the formulation of regulations governing its deployment and uses is in formative stages, the Company is unable to predict the outcome of these developments or their impact upon the Company, if any.

                  The 1996 Act repealed provisions of the Communications Act that prohibited any telephone company from acquiring financial interests in video programming and from distributing video programming in the same geographic area in which such telephone company provides telephone service. Under the 1996 Act, telephone companies are permitted, in most circumstances, to own and operate cable television systems, in which event they are subject to all of the requirements applicable to such systems including the must-carry/retransmission consent requirements of the 1992 Cable Act. Alternatively, the 1996 Act permits telephone companies to directly enter the multi-channel video distribution business on a quasi-common carrier basis ("Open Video Systems"), pursuant to which the Open Video System operator leases channel capacity to programmers on a non-discriminatory basis; each such operator is required to reserve, in cases where demand exceeds channel capacity, up to two-thirds of its channel capacity for programmers with which such operator is not affiliated. The statute also requires that Open Video System operators extend retransmission consent/must-carry rights to over-the-air television stations in the market served. The FCC has initiated proceedings looking toward implementation of, among other things, the must-carry and retransmission consent requirements as applicable to Open Video Systems. King World is unable to predict the outcome of these proceedings. However, to the extent that telephone company entry into the production and distribution of video programming weakens the position of over-the-air television stations in the video marketplace or increases the cost to such stations of access to audience, this could result in decreased audience for King World programming aired on those stations, or a reduction in the profitability to King World of such programming.

Employees

                  As of November 1, 1996, the Company employed approximately 490 persons. Of this number, approximately 340 are involved in the production of Inside Edition, American Journal and Rolonda. Twenty-nine of the Company's employees are covered by collective bargaining agreements.


Item 2.  DESCRIPTION OF PROPERTIES

                  The Company's corporate headquarters are located in New York, New York, where it leases office space for executive offices, the operations of Camelot and the Company's eastern U.S. and foreign sales staff. The Company's accounting, contract administration and research departments are located in leased offices in Short Hills, New Jersey. The Company also leases office space in Los Angeles for executive offices, its advertising and promotion department, program development and direct response marketing operations and its western U.S. sales staff, and in Chicago, Boca Raton, Florida and Dallas for regional sales offices.

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

                                                                      High         Low
                                                                     ------       ------
                    Fiscal 1995
                  First Quarter Ended
                    November 30, 1994.........................       39 1/8      34 5/8
                  Second Quarter Ended
                    February 28, 1995.........................       36 7/8      32 3/4
                  Third Quarter Ended
                    May 31, 1995..............................       43          35 1/8
                  Fourth Quarter Ended
                    August 31, 1995...........................       43 3/8      37 1/2

                    Fiscal 1996
                  First Quarter Ended
                    November 30, 1995.........................       39 7/8      34 3/8
                  Second Quarter Ended
                    February 29, 1996.........................       43 1/4      36 1/8
                  Third Quarter Ended
                    May 31, 1996..............................       44 1/2      39 1/4
                  Fourth Quarter Ended
                    August 31, 1996...........................       41 3/4      34 1/4

                  As of the close of business on October 17, 1996, there were 641 holders of record of the Company's Common Stock.

                  The Company has no present intention to pay dividends on its Common Stock. The Company requires capital resources to fund development, production and promotion costs for its programming, and intends to use its cash reserves and future earnings to finance such expenses and the development and expansion of its business. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

                  On March 27, 1996, the Company issued 450,000 shares of Common Stock to Ms. Oprah Winfrey and Mr. Jeffrey D. Jacobs in connection with the exercise of options granted to Ms. Winfey and Mr. Jacobs pursuant to Option Agreements, each dated January 25, 1996, between the Company and each of Ms. Winfrey and Mr. Jacobs. The exercise price of the options so exercised was $25.50 per share. See Note 5 of Notes to Consolidated Financial Statements. Such issuance was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1993.

Item 6.           SELECTED FINANCIAL DATA

                  The following selected financial data have been derived from the consolidated financial statements of King World and its subsidiaries for the five years ended August 31, 1996, which have been audited and reported upon by Arthur Andersen LLP, independent public accountants. The unaudited 1995 and 1994 pro forma information presents selected financial data assuming that a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994 had not been made. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.


Statements of Income:                                                Year Ended August 31,
                              -----------------------------------------------------------------------------------------------------
                                                                1995                          1994
                                                                 Pro                          Pro
                                  1996           1995(1)       forma(1)        1994(1)       forma(1)        1993        1992
                                  ----           ----          -----           ----          -----           ----        ----
                                                            (unaudited)                   (unaudited)
                                                           (Dollars in thousands except per share data)
Revenues                      $  663,426       $574,186       $575,732       $480,659       $541,390       $474,312    $503,174
Income from operations           191,585        162,416        162,736        127,578        148,151        150,950     152,481
Income before provision
  for income taxes               231,610(3)     183,258        183,578        140,839        161,412        162,592     164,725
Net income                       150,000(3)     117,312        117,490         88,300        101,196        101,936      94,880(2)
                              ==========       ========       ========       ========       ========       ========    ========

Primary earnings
  per share                   $     3.98(3)    $   3.14       $   3.15       $   2.33       $   2.67       $   2.65    $  2.432
                              ==========       ========       ========       ========       ========       ========    ========


Balance Sheets:                                                       August 31,
                              -----------------------------------------------------------------------------------------------------
                                                          1995                          1994
                                                           Pro                           Pro
                             1996           1995(1)       forma(1)        1994(1)       forma(1)        1993           1992
                             ----           ----          -----           ----          -----           ----           ----
                                                        (unaudited)                  (unaudited)
                                                                                     (Dollars in thousands)
Cash and investments       $644,380       $529,025       $529,025       $430,048       $430,048       $384,489       $355,612
Working capital             519,613        477,794        477,972        294,336        307,232        286,348        273,086
Total assets                854,141        686,786        688,332        569,562        630,293        535,546        498,240
Stockholders' equity        737,885        575,737        575,915        459,077        471,973        394,173        342,919
                           ========       ========       ========       ========       ========       ========       ========

-----------------------

1. The results of operations for fiscal 1995 and 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. The one-time impact of adopting such change was to cause revenues, income from operations, income before provision for income taxes, net income and primary earnings per share in the fourth quarter of fiscal 1994 to be approximately $60.7 million, $20.6 million, $20.6 million, $12.9 million and $.34 lower, respectively, than they would have been under the Company's prior revenue recognition practice. Such revenues were recognized in fiscal 1995 under the modified accounting practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995. The unaudited 1995 and 1994 pro forma data are presented for comparison purposes only and represent the results of operations and balance sheet information assuming the Company's prior revenue recognition practice had been in effect in the fourth quarter of fiscal 1994 and in fiscal 1995. See Note 1 of Notes to Consolidated Financial Statements.

2. Net income and primary earnings per share include the effect of a net loss from the deconsolidated operations of Buffalo Broadcasting Co. Inc. ("Buffalo"), a former subsidiary of the Company, of approximately $7.7 million and $.20, respectively. See Note 8 of Notes to Consolidated Financial Statements.

3. Income before provision for income taxes, net income and primary earnings per share include a nonrecurring gain of approximately $14.1 million, $10.3 million and $.27, respectively, as a result of the Company's sale of Buffalo to LIN Television Corporation for $95 million in cash which closed in October 1995. See Note 8 of Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1996 AND FISCAL 1995

Revenues

                  Revenues for fiscal 1996 increased by approximately 16% compared to fiscal 1995. Such increase was primarily due to increased cash license fees from The Oprah Winfrey Show and a general increase in revenues derived from the sale of retained advertising time primarily on The Oprah Winfrey Show, Inside Edition and American Journal, as a result of a 50% increase in the number of 30-second advertising spots retained by the Company in each such series commencing with the 1995-1996 television season. In addition, revenues from King World Direct, the Company's direct response marketing subsidiary, increased substantially in fiscal 1996 compared with fiscal 1995, due primarily to the successful telemarketing campaigns for the Wild America video series and the Sears Craftsman Robogrip pliers.

                  The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 39%, 19%, 17% and 8%, respectively, of the Company's revenues for fiscal 1996 compared to 37%, 21%, 18% and 8%, respectively, for fiscal 1995. American Journal accounted for approximately 4% of the Company's revenues for each of fiscal 1996 and fiscal 1995, and Rolonda accounted for approximately 2% of the Company's revenues for fiscal 1996 and 3% for fiscal 1995. King World Direct accounted for approximately 4% of the Company's revenues for fiscal 1996 and 1% for fiscal 1995.

Producers' fees, programming and other direct operating costs

                  Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation payments payable by the Company to producers and talent; and production and distribution costs for first-run syndicated programming. The share of revenues payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

                  Producers' fees, programming and other direct operating costs increased by approximately 16% in fiscal 1996 compared to fiscal 1995, primarily as a result of the higher level of revenues generated by The Oprah Winfrey Show (a portion of which is payable to the producer), increased production fees associated with The Oprah Winfrey Show in the 1995-1996 television season and increased operating expenses for King World Direct.

Selling, general and administrative expenses

                  In December 1995, the Company entered into new employment agreements with its President and Chief Executive Officer and its Chairman of the Board. The agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for fiscal 1996 which includes all amounts payable in accordance with the terms of such employment agreements.

                  Selling, general and administrative expenses for fiscal 1996 increased by approximately 6% from fiscal 1995, but decreased as a percentage of revenues from 12% in fiscal 1995 to 11% in fiscal 1996. The increase in selling, general and administrative expenses was due to higher advertising and promotion costs for The Oprah Winfrey Show in the 1995-1996 broadcast season and an increase in executive compensation under the executive employment agreements discussed above.

Net income and primary earnings per share

                  Due to the factors discussed above, the Company's operating income for fiscal 1996 increased by approximately 18% compared to fiscal 1995. In addition, during the first quarter of fiscal 1996, the Company recorded a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation.

                  Net income increased by approximately $32.7 million, or 28%, for fiscal 1996 compared to fiscal 1995, reflecting the increase in operating income, the nonrecurring gain on the sale of Buffalo and higher interest income earned on the Company's cash and investments. In addition, the Company's effective tax rate for fiscal 1996 was slightly lower than in fiscal 1995, due principally to the nontaxability of a portion of the Buffalo gain. Primary earnings per share increased by $.84 per share, or approximately 27%, to $3.98 per share in fiscal 1996 compared to fiscal 1995, as a result of the increase in net income, offset slightly by the greater number of shares outstanding. Excluding the nonrecurring gain on the sale of Buffalo, net income increased by approximately $22.4 million, or 19%, for fiscal 1996 compared to fiscal 1995, and primary earnings per share increased by $.57 per share, or approximately 18%, for fiscal 1996 to $3.71 per share.

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

                  Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1995-1996 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

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

                  The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1995 compared to 41%, 17%, 15% and 9%, respectively, for fiscal 1994. American Journal accounted for approximately 4% of the Company's revenues for fiscal 1995 and 5% for fiscal 1994. Rolonda, which debuted in January 1994, accounted for approximately 3% of the Company's revenues for fiscal 1995 and 2% for fiscal 1994. The Les Brown Show, which was canceled in January 1994, accounted for approximately 2% of the Company's revenues for fiscal 1994. Had the prior method of revenue recognition been employed in fiscal 1995 and the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition would have accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1995, and 36%, 21%, 18% and 8%, respectively, for fiscal 1994. American Journal and Rolonda would have accounted for approximately 4% and 3%, respectively, of the Company's revenues for fiscal 1995 and 4% and 2%, respectively, for fiscal 1994. The Les Brown Show would have accounted for approximately 1% of the Company's revenues in fiscal 1994.

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


LIQUIDITY AND CAPITAL RESOURCES

                  The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded substantially all programming acquisition, development, production and promotion costs and advances from its operations.

                  The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guarantee participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, the profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid by television stations for the series in forthcoming seasons, increased barter revenues from the series, or both, the Company's net profits and cash flow derived from The Oprah Winfrey Show will decline in the coming years.

                  In fiscal 1994, the Company paid Harpo a $60 million advance against its minimum participation payments for the 1995-1996 broadcast season, all of which was recouped during fiscal 1996. In addition, on January 2, 1996, the Company paid Harpo two advances of $65 million each against its aggregate minimum participation payments for the 1996-1997 and 1997-1998 broadcast seasons. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

                  From time to time, the Company has used cash reserves and/or borrowed funds to make acquisitions of and investments in properties in the media field, to repurchase shares of its Common Stock and to fund the development, production and promotion costs of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. The Company recently formed a new division, King World Ventures, which will have primary responsibility for the Company's investment and acquisition program including analysis of business opportunities.

                  In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. By August 31, 1996, the Company had repurchased all 2,000,000 shares authorized to be repurchased under such program. In the fiscal years ended August 31, 1996, 1995 and 1994, 301,200, 180,500 and 753,100 shares, respectively, of Common Stock were repurchased in open market transactions for aggregate consideration of approximately $10.9 million (or approximately $36.20 per share), $6.1 million (or approximately $33.80 per share), and $28.9 million (or approximately $38.40 per share), respectively.

                  The Company has entered into agreements with television stations for the future distribution of program material in television seasons commencing with the 1996-1997 season and extending as far into the future as the 1999-2000 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 17, 1996, the gross amount of license fees under such agreements approximated $1.4 billion, of which approximately $850 million is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1996 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the agreement of the producer and Ms. Winfrey to continue to produce and host the show after the 1997-1998 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See the Financial Statements listed in the accompanying Index to Consolidated Financial Statements which appear elsewhere in this Annual Report. Information required by the schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Report of Independent Public Accountants . . . . . . . .         29

Consolidated Balance Sheets as of August 31, 1996
  and 1995 . . . . . . . . . . . . . . . . . . . . . . .         30

Consolidated Statements of Income for the years
  ended August 31, 1996, 1995 and 1994 . . . . . . . . .         32

Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1996, 1995 and 1994 . . . .         33

Consolidated Statements of Cash Flows for the years
  ended August 31, 1996, 1995 and 1994 . . . . . . . . .         34

Notes to Consolidated Financial Statements . . . . . . .         35

                    Report of Independent Public Accountants


To King World Productions, Inc.:

                  We have audited the accompanying consolidated balance sheets of King World Productions, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King World Productions, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.


                                                Arthur Andersen LLP

New York, New York
October 24, 1996

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   August 31,
                                          ----------------------------
                                             1996             1995
                                          ---------        ---------
                                            (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents               $ 344,766        $ 446,896
  Short-term investments                    153,969             --
  Accounts receivable (net of
    allowance for doubtful accounts
    of $4,196 in 1996 and 1995)              60,378           51,356
  Producer advances and
    deferred costs                           74,824           90,085
  Other current assets                        1,932              506
                                          ---------        ---------
    Total current assets                    635,869          588,843
                                          ---------        ---------

LONG-TERM INVESTMENTS, at cost,
    which approximates market value         145,645           82,129
                                          ---------        ---------

FIXED ASSETS, at cost:
  Furniture and office equipment              7,926            7,558
  Leasehold improvements                      2,832            2,775
  Film and videotape masters                  2,626            2,622
                                          ---------        ---------
                                             13,384           12,955

  Less-accumulated depreciation and
    amortization                            (10,503)          (9,703)
                                          ---------        ---------
                                              2,881            3,252
                                          ---------        ---------

PRODUCER ADVANCES
  AND OTHER ASSETS                           69,746           12,562
                                          ---------        ---------

                                          $ 854,141        $ 686,786
                                          =========        =========



                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    August 31,
                                            --------------------------
                                              1996              1995
                                            ---------        ---------
                                              (Dollars in thousands)
CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities .....................       $  15,237        $  11,070
  Payable to producers and others ...          71,920           74,349
  Income taxes payable:
    Current .........................          29,099           23,986
    Deferred ........................            --              1,644
                                            ---------        ---------
      Total current liabilities .....         116,256          111,049
                                            ---------        ---------


COMMITMENTS AND CONTINGENCIES
  (Note 4)


STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued .....................            --               --
  Common stock, $.01 par value;
    75,000,000 shares authorized,
    50,734,739 shares and 49,893,745
    shares issued in 1996 and 1995,
    respectively ....................             507              499
  Paid-in capital ...................         110,666           87,628
  Retained earnings .................         932,651          782,651
  Treasury stock, at cost; 13,442,594
    and 13,141,394 shares in 1996 and
    1995, respectively ..............        (305,939)        (295,041)
                                            ---------        ---------

                                              737,885          575,737

                                            $ 854,141        $ 686,786
                                            =========        =========


                The accompanying Notes to Consolidated Financial
            Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended August 31,
                                         --------------------------------------
                                           1996          1995(1)        1994(1)
                                         --------       --------       --------
                                             (Dollars in thousands except
                                                    per share data)
REVENUES .........................       $663,426       $574,186       $480,659
                                         --------       --------       --------

EXPENSES:
  Producers' fees, programming and
    other direct operating costs .        397,494        341,536        279,465
  Selling, general and admini-
    strative expenses ............         74,347         70,234         73,616
                                         --------       --------       --------
                                          471,841        411,770        353,081
                                         --------       --------       --------

  Income from operations .........        191,585        162,416        127,578

INTEREST AND DIVIDEND INCOME .....         25,965         20,842         13,261

NONRECURRING GAIN - Sale of
  Buffalo Broadcasting Co. Inc. ..         14,060           --             --
                                         --------       --------       --------

  Income before provision for
    income taxes .................        231,610        183,258        140,839


PROVISION FOR INCOME TAXES .......         81,610         65,946         52,539
                                         --------       --------       --------

  Net income .....................       $150,000       $117,312       $ 88,300
                                         ========       ========       ========


PRIMARY EARNINGS PER SHARE .......       $   3.98       $   3.14       $   2.33
                                         ========       ========       ========


(1) The results of operations for fiscal 1995 and fiscal 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. See Note 1.

                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock            Paid-in        Retained      Treasury
                                     Shares          $          Capital        Earnings       Stock
                                   ----------      -----        -------        --------      -------
                                             (Dollars in thousands)
Balance -
  August 31, 1993 ..........       49,505,363       $495       $ 76,647       $577,039       $(260,008)
  Exercise of stock options           216,855          2          5,524           --              --
  Purchase of treasury stock             --          --            --             --           (28,922)
  Net income ...............             --          --            --           88,300            --
                                   ----------       ----       --------       --------       ---------
Balance -
  August 31, 1994 ..........       49,722,218        497         82,171        665,339        (288,930)
  Exercise of stock options           171,527          2          5,457           --              --
  Purchase of treasury stock             --          --            --             --            (6,111)
  Net income ...............             --          --            --          117,312            --
                                   ----------       ----       --------       --------       ---------
Balance -
  August 31, 1995 ..........       49,893,745        499         87,628        782,651        (295,041)
  Exercise of stock options           840,994          8         23,038           --              --
  Purchase of treasury stock             --          --            --             --           (10,898)
  Net income ...............             --          --            --          150,000            --
                                   ----------       ----       --------       --------       ---------
Balance -
  August 31, 1996 ..........       50,734,739       $507       $110,666       $932,651       $(305,939)
                                   ==========       ====       ========       ========       =========


                The accompanying Notes to Consolidated Financial
              Statements are an integral part of these statements.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended August 31,
                                            -------------------------------------------
                                               1996             1995             1994
                                            ---------        ---------        ---------
                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................       $ 150,000        $ 117,312        $  88,300
    Items not affecting cash:
       Gain on sale of Buffalo
         Broadcasting Co. Inc. ......         (14,060)            --               --
       Depreciation and amortization              800              606              577
    Change in assets and liabilities:
       Accounts receivable ..........          (9,022          (10,095)          60,298
       Producer advances and
         deferred costs .............         (46,740)          (6,271)         (49,589)
       Accounts payable and accrued
         liabilities ................           4,167           (3,710)           6,948
       Payable to producers and
         others .....................           1,829            4,702          (39,369)
       Income taxes payable .........           3,469             (428)           1,533
       Other, net ...................           3,391             (163)             824
                                            ---------        ---------        ---------
  Net cash provided by operating
    activities ......................          93,834          101,953           69,522
                                            ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investments         (217,485)           6,062           (3,921)
  Proceeds from sale of Buffalo
    Broadcasting Co. Inc. ...........           9,802             --               --
  Additions to fixed assets .........            (429)          (2,324)            (567)
                                            ---------        ---------        ---------
  Net cash (used in) provided by
    investing activities ............        (208,112)           3,738           (4,488)
                                            ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock ...........................          23,046            5,459            5,526
  Purchase of treasury stock ........         (10,898)          (6,111)         (28,922)
                                            ---------        ---------        ---------
  Net cash provided by (used in)
    financing activities ............          12,148             (652)         (23,396)
                                            ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS ..................        (102,130)         105,039           41,638
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR .................         446,896          341,857          300,219
                                            ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR .......................       $ 344,766        $ 446,896        $ 341,857
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

                  In the fourth quarter of the 1994 fiscal year, the Company adopted a change in accounting for revenue recognition which was accounted for prospectively as a change in accounting estimate. Under the modified practice, license fees from first- run syndicated television properties are recognized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission, rather than at the time the show is produced. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming and in some cases up to three months after the programming is produced, the effect of adopting the modified practice is to cause revenues from certain series to be recognized closer to the air date than under the prior practice. In addition, the accounting change eliminates the quarterly revenue and earnings fluctuations that were attributable to variations in production schedules.

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

                  The following pro forma financial information assumes the Company's prior revenue recognition practice was in effect for the fourth quarter of fiscal 1994 and in fiscal 1995:

                                         Year Ended August 31,
                               -----------------------------------------
                               1995 Pro forma             1994 Pro forma
                               --------------             --------------
                                 (unaudited)                (unaudited)

                               (Dollars in thousands except per share data)
Revenues ..................       $575,732                   $541,390
Income from operations ....        162,736                    148,151
Income before provision for
  income taxes ............        183,578                    161,412
Net income ................        117,490                    101,196
                                  ========                   ========

Primary earnings per
  share ...................       $   3.15                   $   2.67
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

                  The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 39%, 37% and 41% of revenues in fiscal 1996, 1995 and 1994, respectively. Wheel of Fortune accounted for approximately 19%, 21% and 17% of revenues in fiscal 1996, 1995 and 1994, respectively. Jeopardy! accounted for approximately 17%, 18% and 15% of revenues in fiscal 1996, 1995 and 1994, respectively. Inside Edition accounted for approximately 8%, 8% and 9% of revenues in fiscal 1996, 1995 and 1994, respectively. American Journal accounted for approximately 4%, 4% and 5% of

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies (continued)

revenues in fiscal 1996, 1995 and 1994, respectively. Rolonda, which debuted in January 1994, accounted for approximately 2%, 3% and 2% of revenues for fiscal 1996, 1995 and 1994, respectively. On a basis of accounting comparable to that employed prior to the fourth quarter of fiscal 1994, The Oprah Winfrey Show, Wheel of Fortune, Jeopardy!, and Inside Edition would have accounted for approximately 37%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1995 and 36%, 21%, 18% and 8%, respectively, of the Company's revenues for fiscal 1994. American Journal and Rolonda would have accounted for approximately 4% and 3%, respectively, of the Company's revenues for fiscal 1995, and 4% and 2%, respectively, of the Company's revenues for fiscal 1994.

                  The Company distributes The Oprah Winfrey Show pursuant to an agreement with Harpo, Inc. ("Harpo"), the producer of the series. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. Under the agreement, the Company has, among other things, agreed to pay Harpo production fees and to guarantee participation payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, in the 1997-1998 season and thereafter, the profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid by television stations for the series in forthcoming seasons, increased barter revenues from the series, or both, the Company's net profits and cash flow derived from The Oprah Winfrey Show will decline in the coming years.

                  The Company's agreements with Columbia TriStar Television provide that the Company shall be the exclusive distributor for Wheel of Fortune and Jeopardy! so long as the Company has obtained sufficient broadcast commitments to cover such series' respective production and distribution costs and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for "strip" first-run syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of significant accounting policies (continued)



Producers' fees, programming and other direct operating costs

                  Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct, the Company's direct response marketing subsidiary. That portion of recognized revenue that is to be paid to producers and owners of programming is accrued as the license fees are earned. The share of license fees payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Selling, general and administrative expenses

                  Selling, general and administrative expenses include advertising and promotion costs associated with programming distributed by the Company, which amounted to $31,329,000, $28,084,000 and $29,824,000 in fiscal
1996, 1995 and 1994, respectively. Had the prior method of revenue recognition been employed in fiscal 1995 and the fourth quarter of fiscal 1994, such costs would have amounted to $27,831,000 and $31,184,000 in fiscal 1995 and 1994, respectively. These amounts include the producers' share of such costs.

Cash equivalents and short-term investments

                  Cash equivalents and short-term investments are comprised principally of municipal obligations, money market funds, money market preferred investments, commercial paper and United States Treasury and other agency obligations whose maturities are one year or less and are carried at amortized cost, which approximates market value. The Company considers its highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Producer advances and deferred costs

                  Producer advances and deferred costs includes production and promotion costs, as well as talent and producer participation advances, in connection with certain first-run syndicated

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of significant accounting policies (continued)

programs distributed by the Company for broadcast during seasons subsequent to August 31, 1996. Such costs are charged to expense as the revenues from such programs are earned. Advances are recouped from the share of revenues payable by the Company to producers, talent and others.

                  In connection with the extension of Harpo's commitment to produce The Oprah Winfrey Show for the 1995-1996 broadcast season, in fiscal 1994 the Company paid Harpo an advance against its minimum participation payments for such season in the amount of $60 million, all of which was recouped during fiscal 1996. In addition, on January 2, 1996, the Company paid Harpo two advances of $65 million each against its minimum participation payments for each of the 1996-1997 and 1997-1998 broadcast seasons. Based on license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

                  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company believes that the impact of adopting SFAS No. 121 will not be significant.

Long-term investments

                  Long-term investments are comprised principally of intermediate-term municipal obligations and United States Treasury and other agency obligations whose maturities are between one and two years.

                  In fiscal 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of SFAS No. 115, the Company's investments have been classified as "held to maturity" and, accordingly, are recorded at amortized cost, which approximates market value. The effect of adopting SFAS No. 115 was not material.

Fixed assets

                  Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of significant accounting policies (continued)

purposes and accelerated methods for tax purposes, with estimated useful lives of 3 to 5 years for furniture and office equipment and 5 years for film and videotape masters. Leasehold improvements are amortized over the shorter of their useful lives and the lease term. Depreciation and amortization expense was approximately $800,000, $606,000 and $527,000 in fiscal 1996, 1995 and 1994, respectively.

Stockholders' equity

                  Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,684,000, 37,343,000 and 37,862,000 for the fiscal years ended August 31, 1996, 1995 and 1994, respectively, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each year reported. The difference between primary and fully diluted earnings per share for each such fiscal year was not significant.

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

Industry segments and customers

                  The Company operates in one business segment, television programming. The Company's major customers and principal facilities are located within the United States. In the 1996, 1995 and 1994 fiscal years, approximately 12%, 14% and 11%, respectively, of the Company's revenues were derived from license fees under contracts with a single broadcast group.

Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) Pension and profit sharing plans

                  The Company maintains the King World Productions, Inc. Retirement Savings Plan with an employee pre-tax salary deferral contribution program under Section 401(k) of the Internal Revenue Code. Under the plan, employer matching contributions may not exceed 3% of annual compensation per employee and employer fixed contributions are limited to 3% of annual salary per employee, subject to a maximum total employer contribution of approximately $9,000 per employee for fiscal 1996. The plan covers substantially all of the Company's employees.

                  Contributions by the Company to the plan were approximately $491,000, $372,000 and $576,000 in fiscal 1996, 1995 and 1994, respectively.

(3) Income taxes

                  The components of the Company's provision for income taxes are summarized as follows:

                                           Year Ended August 31,
                                 ----------------------------------------
                                   1996            1995            1994
                                 --------        --------        --------
                                          (Dollars in thousands)
Federal:
  Current ................       $ 71,525        $ 56,741        $ 51,176
  Deferred ...............         (2,293)           (858)         (7,867)
                                 --------        --------        --------
                                   69,232          55,883          43,309
                                 --------        --------        --------

State and local:
  Current ................         12,511          10,113           9,777
  Deferred ...............           (133)            (50)           (547)
                                 --------        --------        --------
                                   12,378          10,063           9,230
                                 --------        --------        --------

      Total ..............       $ 81,610        $ 65,946        $ 52,539
                                 ========        ========        ========


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

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The current provision in each period presented above does not include reductions to income taxes payable attributable to the exercise of stock options. See Note 5.

                  Following is a reconciliation of the Company's provi-sion for income taxes to the tax computed at the U.S. statutory rate:

                                                                    Year Ended August 31,
                                                          ----------------------------------------
                                                             1996            1995            1994
                                                          --------        --------        --------
                                                                    (Dollars in thousands)
Tax at U.S. statutory
  rate ............................................       $ 81,064        $ 64,140        $ 49,293
State tax provision, net
  of Federal benefit ..............................          8,046           6,541           6,000
Tax-exempt interest and
  dividend income .................................         (5,370)         (4,799)         (3,367)
Other, net ........................................         (2,130)             64             613
                                                          --------        --------        --------
                                                          $ 81,610        $ 65,946        $ 52,539
                                                          ========        ========        ========

                  Income taxes paid approximated $76.8 million, $64.6 million and $49.8 million in fiscal 1996, 1995 and 1994, respectively.

(4) Commitments and contingencies

License fees

                  The Company has entered into agreements with television stations for the future distribution of program material in television seasons commencing with the 1996-1997 season and extending as far into the future as the 1999-2000 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 17 1996, the gross amount of license fees under such agreements approximated $1.4 billion, of which approximately $850 million is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1996 is subject to the satisfaction of several conditions, including, with respect to amounts attributable to The Oprah Winfrey Show, the commitment of the producer and Ms. Winfrey to continue to produce and host the show after the 1997-1998 television season (which they are not contractually obligated to do). Such amounts do not include sales of advertising time retained during the broadcast of such program material or foreign

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Commitments and contingencies (continued)

license fees and do not reflect the production costs to be incurred for programming produced by King World.

Operating leases

                  Rent expense under operating leases covering office facilities, production studios and equipment amounted to approximately $2,559,000, $2,548,000 and $2,599,000 for fiscal 1996, 1995 and 1994, respectively. Office and studio leases are subject to price escalations for certain costs. Aggregate future minimum rental commitments for these leases as of August 31, 1996 were as follows:

                  Year Ending August 31,
                  ----------------------
                  (Dollars in thousands)
                  1997...............................           $2,220
                  1998...............................            1,217
                  1999...............................            1,032
                  2000...............................            1,011
                  2001...............................            1,044

Employment and production agreements

                  As of August 31, 1996, the Company had entered into employment agreements and agreements with independent contractors relating to programming being or to be produced by King World which provide for aggregate minimum annual compensation as follows:

                  Year Ending August 31,
                  ----------------------
                  (Dollars in thousands)
                  1997..............................          $22,032
                  1998..............................            6,554
                  1999..............................            5,269
                  2000..............................            3,800
                  2001..............................              --

                  In December 1995, the Company entered into new employment agreements with its President and Chief Executive Officer and its Chairman of the Board. The agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for fiscal 1996, which includes all amounts payable in accordance with the terms of such employment agreements.

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

(5) Stock plans

                  In fiscal 1996, the Company adopted the 1995 Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Option/Stock Plan"), which amended and restated the Company's Amended and Restated Stock Option and Restricted Stock Purchase Plan and reserved 3,000,000 additional shares for grants and awards thereunder. The Option/Stock Plan provides for grants of incentive stock options ("ISOs") and non-qualified stock options, as well as awards of shares of restricted stock, subject to certain conditions. The Option/Stock Plan is currently administered by the Compensation Committee of the Board of Directors.

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

                  Awards of restricted stock may be granted under the Op-tion/Stock Plan to purchase shares of Common Stock for a price per share that may be more than, equal to or less than the fair

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)  Stock plans (continued)

market value of such shares on the date of the award. The Compensation Committee has the right to determine vesting provisions, transfer restrictions and other conditions or restrictions with respect to each award. To date, no awards of restricted stock have been granted under the Option/Stock Plan or its predecessor plans.

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

                  The following tables set forth options outstanding as well as options exercisable and available for grant at August 31, 1995 and 1996, and options forfeited and exercised during fiscal 1995 and 1996, together with the related option prices:

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)  Stock plans (continued)

                               Option/Stock
                                   Plan
                        ----------------------------
                                       Non-Qualified         Executive
         Fiscal 1995       ISOs           Options               Plan
         -----------    ----------------------------          -------
Granted ..............      --             91,000                --
  Prices ranging:
    From .............      --          $   35.50                --
    To ...............      --          $   40.13                --
Forfeited ............      --            170,600                --
Exercised ............     9,000          162,527                --
  Prices ranging:
    From .............  $  15.75        $   10.00                --
    To ...............  $  26.59        $   36.38                --
Outstanding at
  August 31, 1995 ....    92,800         1,621,602            510,000
  Prices ranging:
    From .............  $   7.05        $     .01            $    .01
    To ...............  $  37.25        $   40.88            $  15.75
Exercisable at
  August 31, 1995 ....    50,237          746,865             510,000
  Prices ranging:
    From .............  $   7.05        $     .01            $    .01
    To ...............  $  37.25        $   40.88            $  15.75
Available for
  grant at
  August 31, 1995......         1,047,698                         --
                       ---------------------------           --------



                               Option/Stock
                                   Plan
                        -----------------------------
                                       Non-Qualified             Executive
         Fiscal 1996         ISOs         Options                  Plan
         -----------    -----------------------------             -------
Granted ..............        --          3,432,500                --
  Prices ranging:
    From .............        --         $    35.38                --
    To ...............        --         $    43.59                --
Forfeited ............      40,563           98,937                --
Exercised ............      35,454          355,540                --
  Prices ranging:
    From .............  $     7.05       $      .01                --
    To ...............  $    24.17       $    40.88                --
Outstanding at
  August 31, 1996 ....      16,783        4,599,625             510,000
  Prices ranging:
    From .............  $     7.06       $     8.55          $      .01
    To ...............  $    37.25       $    43.59          $    15.75
Exercisable at
  August 31, 1996 ....      15,283        1,374,325             510,000
  Prices ranging:
    From .............  $     7.06       $     8.55          $      .01
    To ...............  $    37.25       $    40.88          $    15.75
Available for
  grant at
  August 31, 1996.....             754,698                        --
                        ---------------------------          ----------

                  In addition, in connection with the extensions of the Company's rights to distribute The Oprah Winfrey Show for the 1993-1994, 1994-1995 and 1995-1996 broadcast seasons, the Company granted options to the principals of Harpo to purchase an aggregate 1.5 million shares of Common Stock. During fiscal 1996, options to purchase 450,000 shares of Common Stock were exercised at an exercise price of $25.50 per share. As of August 31, 1996, options to purchase 1.05 million shares of Common Stock remained outstanding, all of which were fully vested. Options to purchase 550,000 such shares bear exercise prices of $25.50 per share and

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

the remainder bear exercise prices of $33.625 per share. On October 6, 1995, in connection with Harpo's and Ms. Winfrey's commitment to continue to produce and host the show for the 1996-1997 and 1997-1998 broadcast seasons, the Company granted options to the principals of Harpo to purchase an aggregate 500,000 shares of Common Stock, which options are exercisable at a price of $36.00 per share (the closing market price of the Common Stock on the date of grant). The Company has agreed to grant the principals of Harpo options to purchase 250,000 additional shares of Common Stock if Harpo and Ms. Winfrey elect to produce and host The Oprah Winfrey Show for distribution by the Company in the 1998-1999 broadcast season, and 250,000 additional shares if they elect to produce and host the show for distribution by the Company in the 1999-2000 broadcast season. The exercise prices of such options will be the closing market prices of the Common Stock on the date on which the election to produce and host the series for the additional season in question is made.

                  The Company realizes a tax benefit in respect of non-qualified stock options based on the difference between the exercise price of the Common Stock subject to the option and the market price thereof on the date of exercise. Tax deductions related to compensation expense in excess of that taken for financial reporting purposes are added to paid-in capital in the period of the tax deduction. The amount of such tax deductions added to paid-in capital approximated $1,342,000, $1,758,000 and $1,162,000 in fiscal 1996, 1995 and
1994, respectively.


(6) Stock repurchases

                  In December 1992, the Company announced that the Board of Directors had approved a program to repurchase up to 2,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. By August 31, 1996, the Company had purchased all 2,000,000 shares authorized to be purchased under such program. In the fiscal years ended August 31, 1996, 1995 and 1994, 301,200, 180,500 and 753,100 shares, respectively, of
Common Stock were repurchased in open market transactions for aggregate consideration of approximately $10.9 million (or approximately $36.20 per share), $6.1 million (or approximately $33.80 per share), and $28.9 million (or approximately $38.40 per share), respectively.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Quarterly financial summaries (unaudited)

                         1st               2nd            3rd            4th           Fiscal
                       Quarter           Quarter        Quarter        Quarter          Year
                       -------           -------        -------        -------          ----
                                    (Dollars in thousands except per share data)
Fiscal 1996:
Revenues .......       $162,139          $176,784       $165,763       $158,740       $663,426
Revenues less
  direct costs .         64,048            68,744         67,115         66,025        265,932
Income before
  provision
  for income
  taxes ........         66,320(1)         55,393         55,227         54,670        231,610(1)
Net income .....         43,662(1)         35,162         35,186         35,990        150,000(1)
Primary earnings
  per share ....       $   1.17(1)       $    .93       $    .92       $    .95       $   3.98(1)
                       ========          ========       ========       ========       ========

(1) Income before provision for income taxes, net income and primary earnings per share include a nonrecurring gain of approximately $14.1 million, $10.3 million and $.27, respectively, as a result of the Company's sale of Buffalo to LIN Television Corporation for $95 million in cash which closed in October 1995. See Note 8.

                          1st           2nd             3rd            4th          Fiscal
                        Quarter       Quarter         Quarter        Quarter         Year
                        -------       -------         -------        -------         ----
                                  (Dollars in thousands except per share data)
Fiscal 1995:
Revenues .......       $147,084       $143,732       $142,632       $140,738       $574,186
Revenues less
  direct costs .         58,646         58,398         58,368         57,238        232,650
Income before
  provision
  for income
  taxes ........         44,555         45,716         45,600         47,387        183,258
Net income .....         27,868         29,891         29,221         30,332        117,312
Primary earnings
  per share ....       $    .75       $    .80       $    .78       $    .81       $   3.14
                       ========       ========       ========       ========       ========


(8) Buffalo Broadcasting Co. Inc.

           In October 1995 the Company closed its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this transaction, the Company recorded a nonrecurring gain of approximately $14.1 million, of which approximately $9.8 million represents cash proceeds to the Company from the sale. The remaining $4.3 million of such gain represents the reversal of previously recognized accounting losses (with no associated income tax effect) in excess of the Company's original investment.

         The Company acquired Buffalo Broadcasting Co. Inc. ("Buffalo") in December 1988 in a highly leveraged transaction. In April 1992, the Company and Buffalo's lenders entered into an agreement providing for a financial restructuring of Buffalo effective August 4, 1992. As a result of such restructuring, Buffalo ceased to be a consolidated subsidiary of King World.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's investment in Buffalo subsequent to the restructuring was carried at cost.

                                    PART III

                  The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1997 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than December 29, 1996.

                                     PART IV

Item 10.          EXHIBITS, FINANCIAL STATEMENTS
                  AND REPORTS ON FORM 8-K

                  (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements which appears on page 28 of this Annual Report.

         (3)      Exhibits:

Exhibit
Number            Description
------            -----------
3.1.              Registrant's Restated Certificate of Incorpo-
                  ration (incorporated by reference to Exhib-
                  it 3.1 to the Registrant's Registration
                  Statement No. 2-93987).

3.2.              Certificate of Amendment to the Registrant's
                  Restated Certificate of Incorporation (incor-porated by reference to Exhibit 3.3 to the Registrant's Registration Statement No. 33-
                  8357).

3.3.              Registrant's By-laws, as amended April 28,
                  1988 and October 10, 1996.

10.1.             Agreement dated July 12, 1984 between Leo A.
                  Gutman, Inc. and the Registrant with exhibits
                  (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement
                  No. 2-93987).

10.2.             Agreements dated August 6, 1970, July 31,
                  1970, and May 29, 1969, between Hal Roach
                  Studios, Inc. and the Registrant, with amend-ment dated June 8, 1983 and exhibits (incor-porated by reference to Exhibit 10.5 to the Registrant's Registration Statement No. 2-
                  93987).

Exhibit
Number            Description
------            -----------
10.3.**           Distribution Agreement dated December 15,
                  1982, between Califon Productions, Inc. and
                  the Registrant, with amendment dated July 8,
                  1983 (incorporated by reference to
                  Exhibit 10.7 to the Registrant's Registration
                  Statement No. 2-93987).

10.4.** Amendment, dated April 23, 1990, to the Dis-tribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Registrant (incorporated by reference to
                  Exhibit 10.4 to the Registrant's Annual Re-port on Form 10-K for the fiscal year ended
                  August 31, 1995).

10.5.**           Distribution Agreement dated November 1,
                  1983, between Califon Productions, Inc. and the Registrant, with amendment dated
                  March 26, 1984 (incorporated by reference to
                  Exhibit 10.9 to the Registrant's Registration
                  Statement No. 2-93987).

10.6.             Employment Agreement, dated December 20,
                  1995, between Mr. Roger King and the Regis-trant (incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended Febru-ary 29, 1996).

10.7.             Employment Agreement, dated December 20,
                  1995, between Mr. Michael King and the Regis-trant (incorporated by reference to Exhibit
                  10.2 to the Registrant's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended Febru-ary 29, 1996).

10.8. Employment or consulting agreements, date De-cember 23, 1993, between the Registrant and Stephen W. Palley (incorporated by reference to Exhibit 10.6 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended
                  August 31, 1994).


-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Comission for confidential treatment.

Exhibit
Number            Description
------            -----------

10.9. Employment between the Registrant and the individuals named below:

                  Name of Employee
                  or Consultant                 Date of Agreement
                  -------------                 -----------------

                  Steven Hirsch . . . . .       September 3, 1996
                  Jonathan Birkhahn . . .       September 1, 1996
                  Michael Spiessbach. . .       September 3, 1996
                  Robert V. Madden. . . .       September 3, 1996

10.10. King World Productions, Inc. Retirement Sav-ings Plan dated September 17, 1992 (incorpo-rated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.11.            Amended and Restated Stock Option and Restricted Stock
                  Purchase Plan of the Registrant (incorporated by reference to the Registrant's Registration Statement No. 33-54691).

10.12.            Incentive Equity Compensation Plan for Senior
                  Executives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement No. 33-30695).

10.13. Agreement dated as of May 1, 1991, among the Registrant and the stockholders named there-in.

10.14. Form of Indemnification Agreement between the Registrant and the Registrant's directors (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10- K for the fiscal year ended August 31, 1992).


10.15.**          Agreement dated January 30, 1987 between the
                  Registrant and Harpo, Inc. and amendment thereto dated July 29, 1988 (incorporated by reference to Exhibit 10.12 to the

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Comission for confidential treatment.

Exhibit
Number            Description
------            -----------
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended August 31, 1993)

10.16.**          Amendment dated as of October 15, 1989 to the Agreement dated
                  January 30, 1987 between the Registrant and Harpo, Inc.
                  (incorporated by reference to Exhibit 10.13 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.17.* Agreement dated as of January 28, 1991 be-tween the Registrant and Harpo, Inc.

10.18.** Agreement dated as of March 17, 1994 between the Registrant and Harpo, Inc. (incorporated by reference to 8-K/A dated May 18, 1994).

10.19.* Agreement dated as of October 6, 1995 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 29,
                  1996).

10.20.            Stock Option Agreement dated as of
                  January 28, 1991 between the registrant and Oprah Winfrey
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Registration Statement No. 33-71696).

10.21.            Stock Option Agreement dated as of
                  January 28, 1991 between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.3 to the Registrant's Registra-tion Statement No. 33-71696).

10.22. Form of Stock Option Agreement between the registrant and Oprah Winfrey (incorporated by reference to Exhibit 10.19 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).


-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Comission for confidential treatment.

Exhibit
Number            Description
------            -----------

10.23. Form of Stock Option Agreement between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.20 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.24.*           Agreement dated as of June 2, 1988 between
                  King World F.S.C. Corporation and Unilever
                  N.V. and amendment thereto dated as of June
                  13, 1989 (incorporated by reference to Exhib-it 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August
                  31, 1994).

10.25.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 be-tween King World F.S.C. Corporation and
                  Unilever N.V. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended
                  August 31, 1992).

10.26*            Amendment dated June 13, 1994 to the
                  Agreement dated June 2, 1988, as amended as of June 13, 1989 and September 19, 1991, between King World F.S.C. Corporation and
                  Unilever N.V. (incorporated by reference to Exhibit 10.22 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended
                  August 31, 1994).

10.27* Amendment dated as of July 11, 1995 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991 and as of June 13, 1994 between King World F.S.C.
                  Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

10.28** Amendment dated as of September 1, 1996 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991, June

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Comission for confidential treatment.

Exhibit
Number            Description
------            -----------
                  13, 1994 and July 11, 1995 between King World F.S.C.
                  Corporation and Unilever N.V.

10.29.            Restructuring Agreement dated as of April 30,
                  1992 among Buffalo Broadcasting Co. Inc., the
                  Holders named therein and Buffalo Management
                  Enterprises Co., Inc., together with Exhibits thereto.

10.30. Letter Agreements dated December 18, 1992 be-tween the Registrant and each of Roger King and Michael King and Cross Receipt dated
                  December 18, 1992 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended
                  August 31, 1993).

21.1.             List of Subsidiaries of the Registrant.

23.1.             Consent of Independent Public Accountants.



                  (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1996:

                  None.

                           For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-30694 and 33-30695 (filed August 24, 1990), No. 33-54691 (filed on July 22, 1994) and No.
         333-11363 (filed on September 4, 1996):

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

Date:  November 14, 1996                      KING WORLD PRODUCTIONS, INC.

                                               By /s/ Michael King
                                                 ------------------------------
                                                      Michael King
                                                      President and Interim
                                                      Chief Operating Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                        Date
---------               -----                        ----
                        President and                November 14, 1996
                        Director (principal
/s/ Michael King        executive officer)
---------------------
    Michael King



/s/ Roger King          Director                     November 14, 1996
---------------------
    Roger King



/s/ Diana King          Director                     November 14, 1996
---------------------
    Diana King



/s/ Richard King        Director                     November 14, 1996
---------------------
    Richard King



/s/ Ronald S. Konecky   Director                     November 14, 1996
---------------------
    Ronald S. Konecky



/s/ James M. Rupp       Director                     November 14, 1996
---------------------
    James M. Rupp

Signature               Title                        Date
---------               -----                        ----
/s/ Joel Chaseman       Director                    November 14, 1996
---------------------
    Joel Chaseman



/s/ Steven A. LoCascio
---------------------   Interim Chief Financial     November 14, 1996
    Steven A. LoCascio  Officer (principal
                        financial officer)


/s/ Steven A. Locascio
---------------------   Vice President and          November 14, 1996
    Steven A. LoCascio  Controller
                        (principal accounting
                         officer)

                                  EXHIBIT INDEX

Exhibit
No.               Description
---               -----------
3.1.              Registrant's Restated Certificate of Incorpora-
                  tion (incorporated by reference to Exhibit 3.1
                  to the Registrant's Registration Statement
                  No. 2-93987).

3.2.              Certificate of Amendment to the Registrant's
                  Restated Certificate of Incorporation (incorpo-rated by reference to Exhibit 3.3 to the Regi-strant's Registration Statement No. 33-8357).

3.3. Registrant's By-laws, as amended April 28, 1988 and October 10, 1996.

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

10.3.** Distribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Reg-istrant, with amendment dated July 8, 1983
                  (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement
                  No. 2-93987).

10.4.** Amendment, dated April 23, 1990, to the Distribu-tion Agreement dated December 15, 1982, between
                  Califon Productions, Inc. and the Registrant
                  (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

Exhibit
No.               Description
---               -----------
                  10-K for the fiscal year ended August 31,
                  1995).

10.5.** Distribution Agreement dated November 1, 1983, between Califon Productions, Inc. and the Reg-istrant, with amendment dated March 26, 1984
                  (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement
                  No. 2-93987).

10.6. Employment Agreement, dated December 20, 1995, between Mr. Roger King and the Registrant
                  (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996).

10.7. Employment Agreement, dated December 20, 1995, between Mr. Michael King and the Registrant
                  (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 29,
                  1996).

10.8. Employment or consulting agreements, date De-cember 23, 1993, between the Registrant and Stephen W. Palley (incorporated by reference to
                  Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August
                  31, 1994).

10.9. Employment between the Registrant and the indi-viduals named below:

                  Name of Employee
                  or Consultant                   Date of Agreement
                  -------------                   -----------------

                  Steven Hirsch . . . . .         September 3, 1996
                  Jonathan Birkhahn . . .         September 1, 1996
                  Michael Spiessbach. . .         September 3, 1996
                  Robert V. Madden. . . .         September 3, 1996

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

Exhibit
No.               Description
---               -----------

10.10.            King World Productions, Inc. Retirement Savings
                  Plan dated September 17, 1992 (incorporated by reference to Exhibit 10.7 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.11. Amended and Restated Stock Option and Re-stricted Stock Purchase Plan of the Registrant
                  (incorporated by reference to the Registrant's
                  Registration Statement No. 33-54691).

10.12.            Incentive Equity Compensation Plan for Senior
                  Executives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement No. 33-30695).

10.13. Agreement dated as of May 1, 1991, among the Registrant and the stockholders named therein.

10.14.            Form of Indemnification Agreement between the
                  Registrant and the Registrant's directors
                  (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.15.**          Agreement dated January 30, 1987 between the
                  Registrant and Harpo, Inc. and amendment thereto
                  dated July 29, 1988 (incorporated by reference to
                  Exhibit 10.12 to the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended August 31,
                  1993)

10.16.** Amendment dated as of October 15, 1989 to the Agreement dated January 30, 1987 between the
                  Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant's
                  Annual report on Form 10-K for the fiscal year ended August 31, 1995).

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

Exhibit
No.               Description
---               -----------
10.17.*           Agreement dated as of January 28, 1991 between
                  the Registrant and Harpo, Inc.

10.18.** Agreement dated as of March 17, 1994 between the Registrant and Harpo, Inc. (incorporated by reference to 8-K/A dated May 18, 1994).

10.19.* Agreement dated as of October 6, 1995 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's
                  Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 29, 1996).

10.20.            Stock Option Agreement dated as of January 28,
                  1991 between the registrant and Oprah Winfrey
                  (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 33-71696).

10.21.            Stock Option Agreement dated as of January 28,
                  1991 between the registrant and Jeffrey D.
                  Jacobs (incorporated by reference to Exhibit
                  10.3 to the Registrant's Registration Statement
                  No. 33-71696).

10.22. Form of Stock Option Agreement between the registrant and Oprah Winfrey (incorporated by reference to Exhibit 10.19 to the Registrant's
                  Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.23. Form of Stock Option Agreement between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.20 to the Registrant's
                  Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.24.*           Agreement dated as of June 2, 1988 between King
                  World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

Exhibit
No.               Description
---               -----------
                  (incorporated by reference to Exhibit 10.20 to
                  the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended August 31, 1994).

10.25.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King
                  World F.S.C. Corporation and Unilever N.V.
                  (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1992).

10.26* Amendment dated June 13, 1994 to the Agreement dated June 2, 1988, as amended as of June 13, 1989 and September 19, 1991, between King World
                  F.S.C. Corporation and Unilever N.V. (incorpo-rated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).

10.27* Amendment dated as of July 11, 1995 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991 and as of
                  June 13, 1994 between King World F.S.C. Corpo-ration and Unilever N.V. (incorporated by ref-erence to Exhibit 10.24 to the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

10.28** Amendment dated as of September 1, 1996 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991, June 13,
                  1994 and July 11, 1995 between King World
                  F.S.C. Corporation and Unilever N.V.

10.29.            Restructuring Agreement dated as of April 30,
                  1992 among Buffalo Broadcasting Co. Inc., the
                  Holders named therein and Buffalo Management
                  Enterprises Co., Inc., together with Exhibits thereto.

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

Exhibit
No.               Description
---               -----------
10.30.            Letter Agreements dated December 18, 1992 be-
                  tween the Registrant and each of Roger King and
                  Michael King and Cross Receipt dated Decem-
                  ber 18, 1992 (incorporated by reference to
                  Exhibit 10.20 to the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended
                  August 31, 1993).

21.1.             List of Subsidiaries of the Registrant.

23.1.             Consent of Independent Public Accountants.

-----------------------
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.