Form 10-Q
period 1996-11-30
KING WORLD PRODUCTIONS INC
filed 1997-01-14
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

              /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended November 30, 1996

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ------- to --------

                       Commission File Number 1-9244
                       -----------------------------


                       KING WORLD PRODUCTIONS, INC.
               ---------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                           13-2565808
---------------------------        ---------------------------

(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


     1700 Broadway
     New York, New York                                          10019
------------------------------                                   ------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    212 315-4000
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X ---  No  ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 37,377,617 shares outstanding as of January 7, 1997.
<PAGE 2>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                          (Dollars in thousands)

                                             November 30,   August 31,
                                                 1996         1996
                                             ____________   __________
                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents               $344,469       $344,766
     Short-term investments                   166,892        153,969
     Accounts receivable (net of allowance
          for doubtful accounts of $4,115
          and $4,196 at November 30, 1996 and
          August 31, 1996, respectively)       71,935         60,378
     Producer advances and deferred costs      74,616         74,824
     Other current assets                       2,262          1,932
                                              _______       ________
               Total current assets           660,174        635,869
                                              _______       ________
LONG-TERM INVESTMENTS, at cost,
          which approximates market value     171,713        145,645
                                              _______       ________

FIXED ASSETS, at cost                          13,863         13,384
  Less - accumulated depreciation
    and amortization                          (10,738)       (10,503)
                                              _______       ________
                                                3,125          2,881
                                              _______       ________

PRODUCER ADVANCES AND OTHER ASSETS             47,275         69,746
                                              _______       ________

                                             $882,287       $854,141
                                             ========       ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


<PAGE 3>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                          (Dollars in thousands)

                                             November 30,   August 31,
                                                 1996          1996
                                             ___________    __________
                                             (Unaudited)

CURRENT LIABILITIES:
Accounts payable and
  accrued liabilities                      $  14,838       $  15,237
Payable to producers and others               50,827          71,920
Income taxes payable                          41,910          29,099
                                             _______        ________
        Total current liabilities            107,575         116,256
                                             _______        ________

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
  5,000,000 shares authorized,
     none issued                                  --             --
Common stock, $.01 par value;
  75,000,000 shares autho-
  rized, 50,808,211 shares
  and 50,734,739 shares issued
  at November 30, 1996 and
  August 31, 1996, respectively                  508             507
Paid-in capital                              l12,525         110,666
Retained earnings                            967,618         932,651
Treasury stock, at cost; 13,442,594
  shares at November 30, 1996 and
  August 31, 1996                            (305,939)      (305,939)
                                             ________       ________
                                              774,712        737,885
                                             ________       ________
                                             $882,287       $854,141
                                             ========       ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


<PAGE 4>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                                Three Months Ended
                                                   November 30,
                                                __________________
                                                  1996      1995
                                                ______      ______

                                           (Dollars in thousands except
                                                  per share data)


REVENUES                                     $164,287       $162,139
                                             ________       ________

EXPENSES:
     Producers' fees, programming
          and other direct
          operating costs                      98,806         98,091
     Selling, general and
          administrative expenses              18,439         18,471
                                             ________       ________
                                              117,245        116,562
                                             ________       ________
          Income from operations               47,042         45,577

INTEREST AND DIVIDEND INCOME                    6,881          6,683

NONRECURRING GAIN - Sale of Buffalo
     Broadcasting Co. Inc.                        --          14,060
                                             ________       ________

          Income before provision
               for income taxes                53,923         66,320

PROVISION FOR INCOME TAXES                     18,956         22,658
                                             ________       ________

          Net income                         $ 34,967       $ 43,662
                                             ========       ========


PRIMARY EARNINGS PER SHARE                   $    .93       $   1.17
                                             ========       ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


<PAGE 5>

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                          Three Months Ended
                                              November 30,
                                          __________________
                                          1996         1995
                                          _____        ______
                                        (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $34,967      $ 43,662
     Items not affecting cash:
      Gain on sale of Buffalo
        Broadcasting Co. Inc.                --       (14,060)
     Depreciation and amortization          235           196
     Change in assets and liabilities:
       Accounts receivable              (11,441)      (17,128)
       Producer advances and
         deferred costs                  22,790        38,779
     Accounts payable and accrued
        liabilities                        (399)         (695)
     Payable to producers and others    (21,093)      (11,105)
     Income taxes payable                12,811        20,102
     Other, net                            (557)       (1,444)
                                        _______    __________

  Net cash provided by operating
     activities                          37,313        58,307
                                        _______    __________

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investments    (38,991)         (822)
  Proceeds from sale of Buffalo
   Broadcasting Co. Inc.                     --         9,802
  Additions to fixed assets                (479)         (272)
                                        _______     _________

  Net cash (used in) provided by
   investing activities                 (39,470)        8,708
                                        _______      ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock                          1,860         3,648
                                        _______      ________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                         (297)       70,663
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                             344,766       446,896
                                        _______      ________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                             $344,469     $517,559
                                        ========     ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE 6>

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

          The unaudited consolidated financial statements for the three months ended November 30, 1996 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1996 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1996 balances presented herein have been derived. The results of operations for the three months ended November 30, 1996 are not neces-sarily indicative of the results of operations for the full year.

Revenue recognition

          License fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancel-able agreements and as each show is made available to the licensee via satellite transmission. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming, revenues are recognized on or about the air date.

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

<PAGE 7>

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

          License fees for non-first-run syndicated properties are recog-nized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period.

Principal properties

          The Company's principal properties are licenses to distribute The Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a first-run syndicated series produced and distributed by the Company. The Oprah Winfrey Show accounted for approximately 41% and 40% of revenues for the three months ended November 30, 1996 and 1995, respectively; Wheel of Fortune accounted for approximately 20% and 19% of revenues for the three months ended November 30, 1996 and 1995, respectively; Jeopardy! accounted for approximately 17% of revenues for each of the three months ended November 30, 1996 and 1995, respectively; and Inside Edition accounted for approximately 8% and 9% of revenues for the three months ended November 30, 1996 and 1995, respectively.

Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to program-ming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct. That portion of recognized revenue that is to be paid to producers and owners of programming is accrued as the license fees are earned. The share of license fees payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

<PAGE 8>

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Summary of significant accounting policies (continued)

Stockholders' equity

          Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,689,000 and 37,425,000, respectively, for the three months ended November 30, 1996 and 1995, which includes the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each such period. The difference between primary and fully diluted earnings per share for both periods presented was not significant.

(2)  Nonrecurring gain - sale of Buffalo Broadcasting Co. Inc.

          In October 1995, the Company closed its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this transaction, the Company recorded a nonrecurring gain of approximately $14.1 million, of which approximately $9.8 million represents cash proceeds to the Company from the sale. The remaining $4.3 million of such gain represents the reversal of previously recognized accounting losses (with no associated income tax effect) in excess of the Company's original invest-ment.

(3)  Producer advances

          On January 2, 1996, the Company paid Harpo, Inc. ("Harpo"), the producer of The Oprah Winfrey Show, a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season. As of November 30, 1996, approximately $36.6 million of such advance remained unrecouped. In addition, as of November 30, 1996, the Company had an unrecouped advance to Harpo of $65 million against Harpo's minimum partici-pation payments for the 1997-1998 broadcast season. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of The Oprah Winfrey Show.

Item 2.   Management's Discussion and Analysis of

<PAGE 9>
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 1996 and 1995

Revenues

          Revenues for the first quarter of fiscal 1997 increased by approximately 1% compared to the first quarter of the prior year, primarily due to increased cash license fees from The Oprah Winfrey Show, Wheel of Fortune and, to a lesser extent, Jeopardy!, offset partially by lower revenues derived from the sale of retained advertising time on Inside Edition, American Journal and Rolonda.

          The Oprah Winfrey Show, Wheel of Fortune, Jeopardy! and Inside Edition accounted for approximately 41%, 20%, 17% and 8%, respectively, of the Company's revenues for the first quarter of fiscal 1997 compared to 40%, 19%, 17% and 9%, respectively, for the first quarter of fiscal 1996. American Journal accounted for approximately 4% of the Company's revenues for the first quarter of fiscal 1997 compared to 5% for the first quarter of fiscal 1996, and Rolonda accounted for approximately 1% of the Company's revenues for the first quarter of fiscal 1997 compared to 2% for the first quarter of fiscal 1996.

Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs increased by approximately 1% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, primarily as a result of the modest increase in revenues generated by The Oprah Winfrey Show, Wheel of Fortune and, to a lesser extent, Jeopardy! (a portion of which is payable to the producer of each such series).

Selling, general and administrative expenses

<PAGE 10>
          In December 1995, the Company entered into new employment agreements with its President and Chief Executive Officer and its Chairman of the Board. The agreements provide, among other things, for annual performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first quarter of fiscal 1997 which includes all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first quarter of fiscal 1997 were comparable to those for the first quarter of fiscal 1996.

Net income and primary earnings per share

          Due to the factors discussed above, the Company's operating income for the three months ended November 30, 1996 increased by approxi-mately 3% compared to the corresponding period of the prior year. Reported net income decreased by approximately $8.7 million, or 20%, as a result of the Company recording a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation during the first quarter of fiscal 1996. Reported primary earnings per share decreased for the period from $1.17 per share in fiscal 1996 to $.93 per share in fiscal 1997 as a result of the nonrecurring Buffalo gain.

          Absent the nonrecurring gain on the sale of Buffalo, net income increased by approximately $1.6 million, or 5%, for the three months ended November 30, 1996, reflecting the increase in operating income, slightly higher interest income earned on the Company's cash and investments and a lower effective tax rate for the first quarter of fiscal 1997 than in the first quarter of fiscal 1996. Primary earnings per share increased by approximately $.04, or 4%, in the three months ended November 30, 1996 as a result of the increase in net income and a slightly greater number of shares outstanding for the period.

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

<PAGE 11>
          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 1999-2000 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1995-1996 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

          The Company believes that the impact of inflation on its opera-tions has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded substan-tially all programming acquisition, development and production costs and advances from its operations.

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, Inc. ("Harpo"), the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. There can be no assurances that Harpo and Ms. Winfrey will elect to produce and host the show for seasons beyond the 1997-1998 season. Their failure to do so would have a material adverse effect on the Company's results of operations.

          Under the terms of its agreement with Harpo, the Company agreed, among other things, to pay Harpo production fees and to guarantee partici-pation payments to Harpo at levels which are substantially higher than those that were in effect prior to the 1995-1996 season. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid

<PAGE 12>
by television stations for the series in forthcoming seasons, increased barter revenues from the series, or both, the Company's net profits and cash flow derived from The Oprah Winfrey Show will decline in the coming years.

          The Company has paid Harpo a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season. As of November 30, 1996, approximately $36.6 million of such advance remained unrecouped. In addition, as of November 30, 1996, the Company had an unrecouped advance to Harpo of $65 million against Harpo's minimum partici-pation payments for the 1997-1998 broadcast season. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates the agreement due to Harpo's failure to deliver episodes of the series.

          From time to time, the Company has used cash reserves and/or borrowed funds to make acquisitions of and investments in properties in the media field, to repurchase shares of its Common Stock and to fund develop-ment and production of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. The Company recently formed a new division, King World Ventures, which will have primary responsibility for the Company's investment and acquisition program including analysis of new business opportunities.

PART II - OTHER INFORMATION

    None.

<PAGE 13>
                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         KING WORLD PRODUCTIONS, INC.



                         By:  /s/ Steven A. LoCascio
                              -----------------------------
                              Steven A. LoCascio
                              As Interim Chief Financial Officer
                              and on behalf of the Registrant

January 14, 1997

<PAGE 14>