Form 10-Q
period 1997-02-28
KING WORLD PRODUCTIONS INC
filed 1997-04-14
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended February 28, 1997

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______to_____________

                       Commission File Number 1-9244
                       _____________________________

                       KING WORLD PRODUCTIONS, INC.
          (Exact name of registrant as specified in its charter)


            Delaware                           13-2565808
______________________________________________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)



          1700 Broadway
        New York, New York                                          10019
________________________________________                         __________
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  212 315-4000
                                                     ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X       No
                                                        __________  _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 37,412,617 shares outstanding as of April 7, 1997.

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                          (Dollars in thousands)



                                             February 28,   August 31,
                                                 1997          1996
                                             ___________    __________
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . .    $300,045      $344,766
  Short-term investments. . . . . . . . . .     229,767       153,969
  Accounts receivable (net of
    allowance for doubtful accounts of
    $4,115 and $4,196 at February 28, 1997
    and August 31, 1996, respectively). . .      71,309        60,378
  Producer advances and
    deferred costs. . . . . . . . . . . . .      96,871        74,824
  Other current assets. . . . . . . . . . .       1,816         1,932
                                               ________      ________
       Total current assets . . . . . . . .     699,808       635,869
                                               ________      ________

LONG-TERM INVESTMENTS, at cost,
  which approximates market value . . . . .     185,986       145,645
                                               ________      ________
FIXED ASSETS, at cost . . . . . . . . . . .      20,661        13,384
  Less - accumulated depreciation
    and amortization. . . . . . . . . . . .     (11,319)      (10,503)
                                               ________      ________
                                                  9,342         2,881
                                               ________      ________
PRODUCER ADVANCES AND
  OTHER ASSETS. . . . . . . . . . . . . . .       4,988        69,746
                                               ________      ________

                                               $900,124      $854,141
                                               ========      ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                          (Dollars in thousands)


                                             February 28,   August 31,
                                                 1997          1996
                                             ____________   __________
                                             (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities . . . . . . . . . .    $ 17,085      $ 15,237
  Payable to producers and others . . . . .      44,622        71,920
  Income taxes payable. . . . . . . . . . .      25,997        29,099
                                               ________      ________
          Total current liabilities . . . .      87,704       116,256
                                               ________      ________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued . . . . . . . . . . . . . .          --            --
  Common stock, $.01 par value;
    75,000,000 shares authorized,
    50,831,211 shares and
    50,734,739 shares issued
    at February 28, 1997 and
    August 31, 1996, respectively . . . . .         508           507
  Paid-in capital . . . . . . . . . . . . .     113,556       110,666
  Retained earnings . . . . . . . . . . . .   1,004,295       932,651
  Treasury stock, at cost; 13,442,594
    shares at February 28, 1997 and
    August 31, 1996 . . . . . . . . . . . .    (305,939)     (305,939)
                                               ________      ________
                                                812,420       737,885
                                               ________      ________
                                               $900,124      $854,141
                                               ========      ========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                 Three Months Ended     Six Months Ended
                                ________    ________

                                Feb. 28,    Feb. 29,   Feb. 28,   Feb.29,
                                  1997        1996       1997       1996
                               (Dollars in thousands except per share data)

REVENUES.......................  $175,169    $176,784   $339,456   $338,923
                                 ________    ________   ________   ________
EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............   103,764     108,040    202,570    206,131
  Selling, general and
    administrative expenses....    21,254      19,575     39,693     38,046
                                 ________    ________   ________   ________
                                  125,018     127,615    242,263    244,177
                                 ________    ________   ________   ________
    Income from operations.....    50,151      49,169     97,193     94,746

INTEREST AND
  DIVIDEND INCOME..............     7,034       6,224     13,915     12,907

NONRECURRING GAIN - Sale of
     Buffalo Broadcasting
       Co. Inc.                        --          --         --     14,060
                                 ________   _________   ________  _________
    Income before provision
      for income taxes.........    57,185      55,393    111,108    121,713

PROVISION FOR INCOME TAXES.....    20,508      20,231     39,464     42,889
                                 ________    ________   ________   ________
    Net income.................  $ 36,677    $ 35,162   $ 71,644   $ 78,824
                                 ========    ========   ========   ========

PRIMARY EARNINGS PER
  SHARE........................  $    .97    $    .93   $   1.90   $   2.10
                                 ========    ========   ========   ========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       Six Months Ended
                                                     ______________________
                                                     Feb. 28,    Feb. 29,
                                                       1997        1996
                                                     ______________________

                                                   (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . .   $ 71,644    $ 78,824
     Items not affecting cash:
        Gain on sale of Buffalo
          Broadcasting Co. Inc. . . . . . . . . .         --     (14,060)
        Depreciation and amortization . . . . . .        816         390
     Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . .    (10,872)    (23,645)
        Producer advances and
          deferred costs. . . . . . . . . . . . .     42,953     (72,466)
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . .      1,848       5,870
        Payable to producers and others . . . . .    (27,298)      8,431
        Income taxes payable. . . . . . . . . . .     (3,102)      5,411
        Other, net. . . . . . . . . . . . . . . .       (185)     (5,185)
                                                    ________  __________
   Net cash provided by (used in)
     operating activities . . . . . . . . . . . .     75,804     (16,430)
                                                    ________   _________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investments. . . . . . . . . . . .   (116,138)    (44,701)
   Proceeds from sale of Buffalo
     Broadcasting Co. Inc.. . . . . . . . . . . .         --       9,802
   Additions to fixed assets. . . . . . . . . . .     (7,278)       (225)
                                                    ________   _________
   Net cash used in investing
     activities . . . . . . . . . . . . . . . . .   (123,416)    (35,124)
                                                    ________   _________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock . . . .      2,891       6,551
                                                    ________   _________
NET DECREASE IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . .    (44,721)    (45,003)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD. . . . . . . . . . . . . . . . . . .    344,766     446,896
                                                    ________   _________
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD. . . . . . . . . . . . . . . . . . .   $300,045    $401,893
                                                    ========    ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Summary of significant accounting policies

Principles of consolidation
___________________________


          The accompanying consolidated financial statements include the accounts of King World Productions, Inc. ("King World") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World and its subsidiaries.

          The unaudited consolidated financial statements for the six months and three months ended February 28, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended
August 31, 1996 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1996 balances presented herein have been derived. The results of operations for the six months and three months ended February 28, 1997 are not necessarily indica-tive of the results of operations for the full year.

Revenue recognition
___________________

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

Principal properties
_____________________

          The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!; and INSIDE EDITION, a first-run syndicated series produced and distributed by the Company. THE OPRAH WINFREY SHOW accounted for approximately 40% and 38% of revenues for the six months ended February 28, 1997 and February 29, 1996, respectively; WHEEL OF FORTUNE accounted for approximately 19% of revenues for each such period; JEOPARDY! accounted for approximately 17% and 16% of revenues for such periods, respectively; and INSIDE EDITION accounted for approximately 8% of revenues for each such period.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

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

KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


Stockholders' equity
____________________

          Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,838,000 and 37,698,000, respectively, for the three months ended February 28, 1997 and February 29, 1996 and 37,765,000 and 37,484,000, respectively, for the six months ended February 28, 1997 and February 29, 1996, which include the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each such period. The difference between primary and fully diluted earnings per share for all periods presented was not sig-nificant.

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

(3)  Producer advances

          On January 2, 1996, the Company paid Harpo, Inc. ("Harpo"), the producer of THE OPRAH WINFREY SHOW, a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season. As of February 28, 1997, approximately $8.2 million of such advance remained unrecouped. In addition, on January 2, 1996, the Company made an advance to Harpo of $65 million against Harpo's minimum participation payments for the 1997-1998 broadcast season, none of which has been recouped as of February 28, 1997. Based on the license agreements in place for the seasons covered by such advances, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advan-ces. Such advances are refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

Item 2.   Management's Discussion and Analysis of
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

Revenues
________

          Revenues for the first six months of fiscal 1997 were comparable to revenues for the first six months of the prior fiscal year, increasing by less than 1%. Such increase was primarily due to increased cash license fees from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lesser extent, JEOPARDY!. The increase in revenues was offset in part by lower revenues derived from the sale of retained advertising time on INSIDE EDITION, AMERICAN JOURNAL and ROLONDA and by lower revenues from King World Direct. King World Direct's revenues for such period were derived primarily from telemarketing sales of the WILD AMERICA video series and from participation in the retail sales of certain Sears products, including the Craftsman Robogrip pliers. King World Direct operates in a seasonal business with revenues heavily reliant on the Christmas selling season. Consequently, King World Direct's revenues and earnings have historically been higher in the Company's second fiscal quarter than in the first, third and fourth fiscal quarters.

          The Company's revenues for the three months ended February 28, 1997 were comparable to revenues for the three months ended February 29, 1996, decreasing by approximately 1% due primarily to the same factors discussed above as applied the six month period (including in particular the greater impact of King World Direct's operations on the Company's revenues in the second fiscal quarter).

          THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approximately 40%, 19%, 17% and 8%, respectively, of the Company's revenues for the first six months of fiscal 1997 compared to 38%, 19%, 16% and 8%, respectively, for the first six months of fiscal 1996. AMERICAN JOURNAL accounted for approximately 4% of the Company's revenues for the first six months in each of fiscal 1997 and fiscal 1996, and ROLONDA accounted for approximately 1% of the Company's revenues for the first six months of fiscal 1997 and 2% for the first six months of fiscal 1996. King World Direct accounted for approximately 6% of the Company's revenues for the first six months of fiscal 1997 and 7% for the first six months of fiscal 1996.

          For the three months ended February 28, 1997, THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approxi-mately 38%, 19%, 16% and 7%, respectively, of the Company's revenues com-pared to 36%, 18%, 16% and 8%, respectively, for the three months ended February 29, 1996. AMERICAN JOURNAL accounted for approximately 4% of the Company's revenues for each of the three months ended February 28, 1997 and February 29, 1996, and ROLONDA accounted for approximately 1% of the Company's reve-nues for the three months ended February 28, 1997 and 2% for the three months ended February 29, 1996. King World Direct accounted for approxi-mately 9% of the Company's revenues for the three months ended February 28, 1997 and 10% for the three months ended February 29, 1996.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

          Producers' fees, programming and other direct operating costs decreased by approximately 2% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, primarily as a result of a significant decrease in operating costs for King World Direct, offset by a modest increase in revenues generated by THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lessor extent, JEOPARDY! (a portion of which revenues is payable to the producer of each such series). For the three months ended February 28, 1997, producers' fees, programming and other direct operating costs decreased by approximately 4% compared to the three months ended February 29, 1996, due primarily to the same factors as those discussed above for the six month period.

Selling, general and administrative expenses
____________________________________________

          In December 1995, the Company entered into new employment agreements with its President and Chief Executive Officer and its Chairman of the Board. The agreements provide, among other things, for annual performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first and second quarters of fiscal 1997, which includes all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first six months and second quarter of fiscal 1997 increased approximately 4% and 9%, respectively, from the corresponding periods of fiscal 1996. Such increases were primarily due to a general increase in advertising and promotion costs, particularly with respect to AMERICAN JOURNAL and JEOPAR-DY!, and an increase in compensation costs due to the hiring of additional executive personnel.

Net income and primary earnings per share
_________________________________________

          Due to the factors discussed above, the Company's operating income for the six months and three months ended February 28, 1997 in-creased by approximately 3% and 2%, respectively, compared to the cor-responding period of the prior year. Reported net income decreased by approximately $7.2 million, or 9%, as a result of the Company recording a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation during the first quarter of fiscal 1996. Reported primary earnings per share decreased for the six months ended February 28, 1997, to $1.90 per share, from $2.10 per share for the six months ended February 29, 1996, as a result of the nonrecurring Buffalo gain.

          Absent the nonrecurring gain on the sale of Buffalo, net income increased by approximately $3.1 million, or 5%, for the six months ended February 28, 1997 in comparison to the six months ended February 29, 1996, reflecting the increase in operating income, slightly higher interest income earned on the Company's cash and investments and a lower effective tax rate for the first six months of fiscal 1997 than in the first six months of fiscal 1996. Primary earnings per share increased by $.07 per share, or approximately 4%, to $1.90 per share in the six months ended February 28, 1997 as a result of the increase in net income and a slightly greater number of shares outstanding for the period. For the three months ended February 28, 1997, net income increased by approximately $1.5 million, or 4%, and primary earnings per share increased by $.04 per share, or approximately 4%, to $.97, for the same reasons discussed above for the six month period.

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

          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 2001-2002 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1996-1997 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

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

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, Inc. ("Harpo"), the Company has the exclusive right, and has agreed, to distribute episodes of THE
OPRAH WINFREY SHOW produced through the 1999-2000 television season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the show in any season after the 1995-1996 season. To date, Harpo and Ms. Winfrey have committed to produce and host the show through the 1997-1998 broadcast season. There can be no assurances that Harpo and Ms.

Winfrey will elect to produce and host the show for seasons beyond the 1997-1998 season. Their failure to do so would have a material adverse effect on the Company's results of operations.

          Under the terms of its agreement with Harpo, the Company agreed, among other things, to pay Harpo production fees and to guarantee par-ticipation payments to Harpo at levels which are substantially higher than those that were in effect prior to the 1995-1996 season. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid by television stations for the series in forthcoming seasons, increased barter revenues from the series and/or increased foreign revenues from the series, the Company's net profits and cash flow derived from THE OPRAH WINFREY SHOW will decline in the coming years.

          From time to time, the Company has used cash reserves and/or borrowed funds to make acquisitions of and investments in properties in the media field, to repurchase shares of its Common Stock and to fund develop-ment and production of new programming. The Company continues to evaluate opportunities in these areas and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. The Company recently formed a new division, King World Ventures, which has primary responsibility for the Company's investment and acquisition program including analysis of new business opportunities.

PART II - OTHER INFORMATION

(a)  Reports on Form 8-K
     __________________

          The Company filed a Report on Form 8-K on February 12, 1997 in which it reported the following matters under item 5:

     (i) that on February 10, 1997 the Company and four of its principal stockholders, Roger King, Chairman of the Board of Directors of the Company, Michael King, President and Chief Executive Officer of the Company, Richard King, a director of the Company, and Diana King, Secretary and a director of the Company (collectively, the "Sharehold-ers"), agreed to the termination of the Stockholders' Agreement, dated as of May 1, 1991, among them (the "Old Shareholders' Agreement"). Concurrently with the termination of the Old Shareholders' Agreement, the Shareholders also entered into a new Shareholders' Agreement;

     (ii) the votes cast for and against and abstentions for the matters submitted to a vote of security-holders at the Company's 1997 Annual Meeting of Stockholders, held on January 13, 1997; and

     (iii) the adoption by the Company of the King World and Subsidiaries Salesforce Bonus Plan and the reservation by the Board of Directors of the Company of 500,000 shares of Common Stock for issuance thereunder.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         KING WORLD PRODUCTIONS, INC.



                         By:  /s/ Steven A. LoCascio
                              ___________________________________
                              Steven A. LoCascio
                              As Interim Chief Financial Officer
                              and on behalf of the Registrant

April 14, 1997