Form 10-Q
period 1997-05-31
KING WORLD PRODUCTIONS INC
filed 1997-06-26
CIK 756764

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended May 31, 1997

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                       Commission File Number 1-9244
                       _____________________________


                       KING WORLD PRODUCTIONS, INC.
           ____________________________________________________
          (Exact name of registrant as specified in its charter)


            Delaware                           13-2565808
_______________________________   ___________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)



          1700 Broadway
        New York, New York                                    10019
_______________________________________                     __________
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:  212 315-4000
                                                     ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                          Yes   X       No ______
                                                    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,758,817 shares outstanding as of June 23, 1997.

            KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                ASSETS
                        (Dollars in thousands)




                                                May 31,     August 31,
                                                 1997          1996
                                              _________     __________
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . .  $276,141      $344,766
  Short-term investments. . . . . . . . . . .   233,634       153,969
  Accounts receivable (net of allowance
    for doubtful accounts of $4,101 and
    $4,196 at May 31, 1997 and August 31,
    1996, respectively) . . . . . . . . . . .    66,388        60,378
  Producer advances and
    deferred costs. . . . . . . . . . . . . .    79,681        74,824
  Other current assets. . . . . . . . . . . .     2,171         1,932
                                                _______       _______
       Total current assets . . . . . . . . .   658,015       635,869
                                                _______       _______

LONG-TERM INVESTMENTS, at cost, which
    approximates market value . . . . . . . .   184,982       145,645
                                                _______       _______

FIXED ASSETS, at cost . . . . . . . . . . . .    20,967        13,384
  Less - accumulated depreciation
    and amortization. . . . . . . . . . . . .   (11,750)      (10,503)
                                                 ______        ______
 . . . . . . . . . . . . . . . . . . . . . . .     9,217         2,881
                                                 ______        ______

PRODUCER ADVANCES
  AND OTHER ASSETS. . . . . . . . . . . . . .     9,469        69,746
                                                 ______        ______

                                               $861,683      $854,141
                                               ________      ________




      The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

             KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                        (Dollars in thousands)




                                                May 31,     August 31,
                                                 1997          1996
                                              _________     __________
                                             (Unaudited)

CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities . . . . . . . . . .    $ 17,461      $ 15,237
  Payable to producers and others . . . . .      65,273        71,920
  Income taxes payable. . . . . . . . . . .      27,161        29,099
          Total current liabilities . . . .     109,895       116,256
                                               ________      ________


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued . . . . . . . . . . . . . .          --            --
  Common stock, $.01 par value;
    75,000,000 shares autho-
    rized, 50,864,211 shares and
    50,734,739 shares issued
    at May 31, 1997 and August 31,
    1996, respectively. . . . . . . . . . .         509           507
  Paid-in capital . . . . . . . . . . . . .     116,800       110,666
  Retained earnings . . . . . . . . . . . .     965,157       932,651
  Treasury stock, at cost; 14,105,394 and
    13,442,594 shares at May 31, 1997 and
    August 31, 1996, respectively . . . . .    (330,678)     (305,939)
                                                _______       _______
                                                751,788       737,885
                                                _______       _______
                                               $861,683      $854,141
                                                _______       _______




      The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                          May 31,               May 31,
                                    __________________     _________________
                                     1997        1996       1997       1996
                                    _____       ______     _____      ______
                                  (Dollars in thousands except per share data)

REVENUES.......................    $166,751    $165,763   $506,207   $504,687
                                   ________    ________   ________   ________

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............      97,745      98,648    300,315    304,779
  Selling, general and
    administrative expenses....      22,385      18,106     62,078     56,153
                                    _______     _______    _______    _______
                                    120,130     116,754    362,393    360,932
                                    _______     _______    _______    _______

    Income from operations.....      46,621      49,009    143,814    143,755

INTEREST AND
  DIVIDEND INCOME..............       8,269      6,218      22,184     19,124

NONRECURRING GAIN - Sale of
  Buffalo Broadcasting Co. Inc.          --          --         --     14,060
                                    _______     _______    _______    _______

    Income before provision
      for income taxes.........      54,890      55,227    165,998    176,939

PROVISION FOR INCOME TAXES.....      19,185      20,041     58,649     62,930
                                   ________    ________   ________   ________

    Net income.................    $ 35,705    $ 35,186   $107,349   $114,009
                                   ________    ________   ________   ________


PRIMARY EARNINGS PER
  SHARE........................    $   0.95    $   0.92   $   2.85   $   3.03
                                   ________    ________   ________   ________

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Nine Months Ended
                                                              May 31,
                                                   ______________________
                                                       1997          1996
                                                     ________      ________

                                     (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . .   $107,349    $114,009
     Items not affecting cash:
        Gain on sale of Buffalo
          Broadcasting Co. Inc. . . . . . . . . . .         --     (14,060)
        Depreciation and amortization . . . . . . .      1,247         592
     Change in assets and liabilities:
        Accounts receivable . . . . . . . . . . . .     (5,922)    (15,552)
        Producer advances and deferred
          costs . . . . . . . . . . . . . . . . . .     55,143     (56,836)
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . . .      2,224       4,512
        Payable to producers and others . . . . . .     (6,647)     13,671
        Income taxes payable. . . . . . . . . . . .     (1,939)      5,240
        Other, net. . . . . . . . . . . . . . . . .        (50)     (4,657)
                                                       ________    ________
   Net cash provided by operating
     activities . . . . . . . . . . . . . . . . . .    151,405      46,919
                                                       ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investments. . . . . . . . . . . . .   (119,002)    (42,726)
  Proceeds from sale of Buffalo
     Broadcasting Co. Inc.. . . . . . . . . . . . .         --       9,802
   Additions to fixed assets. . . . . . . . . . . .     (7,584)       (321)
                                                       ________    ________
  Net cash used in investing
    activities. . . . . . . . . . . . . . . . . . .   (126,586)    (33,245)
                                                       ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock . . . . .      6,138      22,547
   Purchase of treasury stock . . . . . . . . . . .    (24,739)         --
   Payment of special dividend. . . . . . . . . . .    (74,843)         --
                                                       ________    ________
   Net cash (used in) provided by
     financing activities . . . . . . . . . . . . .    (93,444)     22,547
                                                       ________    ________

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . . . .    (68,625)     36,221
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . . . . . . .    344,766     446,896
                                                       ________    ________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD . . . . . . . . . . . . . . . . . . . .   $276,141    $483,117

                                                       ________    ________



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

       The unaudited consolidated financial statements for the nine months and three months ended May 31, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1996 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1996 balances presented herein have been derived. The results of operations for the nine months and three months ended May 31, 1997 are not necessarily indicative of the results of operations for the full year.

Revenue recognition
___________________

       License fees from first-run syndicated television properties are recog-nized at the commencement of the license period pursuant to noncancelable agreements and as each show is made available to the licensee via satellite transmission. Because transmission to the satellite takes place, on the aver-age, no more than two to three days prior to the broadcast of the programming, revenues are recognized on or about the air date.

       The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained adver-tising time, which is sold to advertisers by Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recog-nized, in amounts adjusted for expected ratings.

       License fees for non-first-run syndicated properties are recognized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period.

Principal properties
____________________

       The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!; and INSIDE EDITION, a first-run syndicated newsmagazine series produced and distributed by the Company. THE OPRAH WINFREY SHOW accounted for approximately 40% and 39% of revenues for the nine months ended May 31, 1997 and 1996, respectively; WHEEL OF FORTUNE accounted for approximately 20% and 19% of revenues for such periods, respec-tively; JEOPARDY! accounted for approximately 17% of revenues for each such period; and INSIDE EDITION accounted for approximately 8% of revenues for each such period.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

       Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming dis-tributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndi-cated programming; and the direct operating costs of King World Direct. That portion of recognized revenue that is to be paid to producers and owners of programming is accrued as the license fees are earned. The share of license fees payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Stockholders' equity
____________________

       Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,453,000 and 38,178,000, respec-tively, for the three months ended May 31, 1997 and 1996 and 37,660,000 and 37,646,000, respectively, for the nine months ended May 31, 1997 and 1996, which include the dilutive effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each such period. The difference between primary and fully diluted earnings per share for all periods presented was not significant.

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

(3)    Producer advances

       On January 2, 1996, the Company paid Harpo, Inc. ("Harpo"), the producer of THE OPRAH WINFREY SHOW, a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season. This advance was fully recouped as of May 31, 1997. In addition, on January 2, 1996, the Company made an advance to Harpo of $65 million against Harpo's minimum participation payments for the 1997-1998 broadcast season, none of which had been recouped as of May 31, 1997. Based on the license agreements in place for the 1997-1998 season, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advance for such season. Such advance is refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
         _____________________________________________

RESULTS OF OPERATIONS

Comparison of Nine Months and Three Months Ended May 31, 1997 and 1996

Revenues
________

       Revenues for the first nine months of fiscal 1997 were comparable to revenues for the first nine months of the prior fiscal year, increasing by less than 1%. Such increase was primarily due to increased cash license fees from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lesser extent, JEOPAR-DY!. The increase in revenues was offset by lower revenues derived from the sale of retained advertising time on INSIDE EDITION, AMERICAN JOURNAL, another first-run syndicated newsmagazine produced and distributed by the Company, and ROLONDA, a first-run syndicated talk show produced and distributed by the Company, and by lower revenues from King World Direct Inc., the Company's wholly-owned direct response subsidiary. King World Direct's revenues for such period were derived primarily from telemarketing sales of the WILD AMERICA video series and from participation in the retail sales of certain Sears products, including the Craftsman Robogrip pliers. King World Direct operates in a seasonal business with revenues heavily reliant on the Christmas selling season. Consequently, King World Direct's revenues and earnings have historically been higher in the Company's second fiscal quarter than in the first, third and fourth fiscal quarters.

       The Company's revenues for the three months ended May 31, 1997 were comparable to revenues for the three months ended May 31, 1996, increasing by approximately 1% due primarily to the same factors discussed above for the nine month period (with the exception of King World Direct, which had com-parable revenues during both three month periods).

       THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approximately 40%, 20%, 17% and 8%, respectively, of the Compa-ny's revenues for the first nine months of fiscal 1997 compared to 39%, 19%, 17% and 8%, respectively, for the first nine months of fiscal 1996. AMERICAN JOURNAL accounted for approximately 4% of the Company's revenues for the first nine months in each of fiscal 1997 and fiscal 1996, and ROLONDA accounted for approximately 1% of the Company's revenues for the first nine months of fiscal 1997 and 2% for the first nine months of fiscal 1996. King World Direct accounted for approximately 4% of the Company's revenues for the nine months ended May 31, 1997, and 5% for the nine months ended May 31, 1996.

       For the three months ended May 31, 1997, THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approximately 41%, 21%, 17% and 8%, respectively, of the Company's revenues compared to 40%, 20%, 17% and 8%, respectively, for the three months ended May 31, 1996. AMERICAN JOURNAL accounted for approximately 4% of the Company's revenues for each of the three months ended May 31, 1997 and 1996, and ROLONDA accounted for approximately 1% of the Company's revenues for the three months ended May 31, 1997 and 2% for the three months ended May 31, 1996. King World Direct ac-counted for approximately 2% of the Company's revenues for each of the three months ended May 31, 1997 and 1996.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

       Producers' fees, programming and other direct operating costs decreased by approximately 1% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, primarily as a result of a significant decrease in operating costs of King World Direct, offset by a modest increase in revenues generated by THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lesser extent, JEOPARDY! (a portion of which revenues is payable to the producer of each such series). For the three months ended May 31, 1997, producers' fees, programming and other direct operating costs decreased by approximately 1% compared to the three months ended May 31, 1996, due primarily to the same factors as those discussed above for the nine month period (with the exception of King World Direct, which had comparable operat-ing costs during both three month periods).

Selling, general and administrative expenses
____________________________________________

       In December 1995, the Company entered into new employment agreements with Michael King and Roger King, its two principal executive officers. The agreements provide, among other things, for annual performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first, second and third quarters of fiscal 1997, which includes all amounts payable in accordance with the terms of such employment agreements.

       Selling, general and administrative expenses for the first nine months and the third quarter of fiscal 1997 increased by approximately 11% and 24%, respectively, from the corresponding periods of fiscal 1996. Such increases were primarily due to a general increase in advertising and promotion costs, particularly with respect to THE OPRAH WINFREY SHOW and AMERICAN JOURNAL, and an increase in compensation costs associated principally with the hiring of new executives and additional personnel. In addition, selling, general and administrative expenses for the third quarter of fiscal 1997 were impacted by increased activity with respect to programming under development.

Net income and primary earnings per share
_________________________________________

       Due to the factors discussed above, the Company's operating income for the nine months ended May 31, 1997 was comparable to the corresponding period of the prior year, increasing by less than 1%, while operating income for the three month period decreased by approximately 5%. Reported net income for the nine month period decreased by approximately $6.7 million compared to the corresponding period of the prior year as a result of the Company recording a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation during the first quarter of fiscal 1996. Reported primary earnings per share decreased for the nine months ended May 31, 1997, to $2.85 per share, from $ 3.03 per share for the nine months ended May 31, 1996 as a result of the nonrecurring gain from the sale of Buffalo.

       Absent the nonrecurring gain on the sale of Buffalo, net income in-creased by approximately $3.6 million, or 3%, for the nine months ended May 31, 1997 in comparison to the nine months ended May 31, 1996, reflecting the slight increase in operating income, higher interest income earned on the Company's cash and investments and a lower effective tax rate for the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996. Absent the nonrecurring gain on the sale of Buffalo, primary earnings per share increased by $.09 per share, or approximately 3%, for the nine months ended May 31, 1997 compared to the corresponding period of fiscal 1996, as a result of the increase in net income. Net income for the three months ended May 31, 1997 increased by approximately $500,000, or 1%, compared to the corresponding period of fiscal 1996, as a result of greater interest income and a lower effective tax rate, offset by the decline in operating income. Primary earnings per share increased by $.03 per share, or 3%, for the three months ended May 31, 1997 compared to the three months ended May 31, 1996 due to the increase in net income and the smaller number of shares outstanding as a result of the Company's share repurchase program.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication proper-ties, to date, King World has funded substantially all programming acqui-sition, development and production costs and advances from its operations.

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

       Under the terms of its agreement with Harpo, the Company has agreed, among other things, to pay Harpo production fees and to guarantee participation payments to Harpo at levels which are substantially higher than those that were in effect prior to the 1995-1996 season. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo and, unless offset by significant increases in license fees paid by television stations for the series in forthcoming seasons, increased barter revenues from the series, and/or increased foreign revenues from the series, the Company's net profits and cash flow derived from THE OPRAH WINFREY SHOW will decline in the coming years even if Harpo and Ms. Winfrey elect to produce and host the show beyond the 1997-1998 season.

       On January 2, 1996, the Company paid Harpo, the producer of THE OPRAH WINFREY SHOW, a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season. This advance was fully recouped as of May 31, 1997. In addition, on January 2, 1996, the Company made an advance to Harpo of $65 million against Harpo's minimum participation payments for the 1997-1998 broadcast season, none of which had been recouped as of May 31, 1997. Based on the license agreements in place for the 1997-1998 season, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advance for such season. Such advance is refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

       From time to time, the Company has used cash reserves and/or borrowed funds to make acquisitions of and investments in broadcast and related proper-ties in the entertainment field, to repurchase shares of its Common Stock and to fund development, production and promotion of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. The
Company recently formed a new division, King World Ventures, which has primary responsibility for the Company's investment and acqui-sition program including analysis of new business opportunities.

          On April 15, 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 5,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through May 31, 1997, 662,800 shares of Common Stock were repurchased in open market transactions for aggregate consideration of approximately $24.7 million or approximately $37.30 per share. Through June 23, 1997, 971,000 shares of Common Stock were repurchased in open market transactions for aggregate consideration of approximately $36.2 million or approximately $37.20 per share. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program will be financed out of the Company's avail-able cash and liquid investments.

          On May 16, 1997, a special dividend distribution of $2.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare additional cash dividends in the forseeable future.


PART II - OTHER INFORMATION

Item 5.   Other Information
          _________________

          On June 16, 1997, the Company announced the appointment of Steven A. LoCascio as Senior Vice President and Chief Finan-cial Officer.

          On June 17, 1997, the Company announced the appointment of Jules Haimovitz as President and Chief Operating Officer, effec- tive June 23, 1997. Upon Mr. Haimovitz's appointment, Michael King assumed the position of Vice Chairman. Mr. King will continue to serve as the Chief Executive Officer of King World.

          On June 25, 1997, the Board of Directors adopted certain amendments to the Company's By-laws. Such amendments include the following: (i) Section 1.1 of Article I (Annual Meetings) was amended to provide that written notice of any pro-posal or other business to be brought before an annual meeting by a stockholder must be given to the Secretary of the Company not more than 120 days nor less than 90 days in advance of the anniversary date of the immediately preceding annual meeting, and to specify the contents of such a notice; (ii) a new Section 1.8 was added to Article I (Action By Written Consent), to specify the procedures by which action may be taken by the stockholders of the Company by written consent, including the manner in which the written consent procedure may be initiated and conducted and the results thereof determined; (iii) Section 1.8 of Article I was redesignated as Section 1.9 (Fixing Date for Determination of Stockholders of Record) and amended to provide, among other things, for the fixing of the record date in connection with a stockholder action by written consent; (iv) Section 1.9 of
Article I was redesignated as Section 1.10; and (v) Section 2.3 of Article II (Notification of Nominations) was amended to provide that written notice of a nomination for election as a director by a stockholder must be given to the Secretary of the Company (a) with respect to an annual meeting, not more than 120 days nor less than 90 days in advance of the anniversary date of the immediately preceding annual meeting, and (b) with respect to an election held at a special meeting, not later than the close of business on the seventh day following the date on which notice of the meeting is given.

          The foregoing description of the amended By-law provi-sions does not purport to be complete and is qualified in its entirety by reference to applicable provisions of the By-laws of the Company (as amended and restated as of June 25, 1997) which are filed as Exhibit 3.1 to this Report and are incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________

(a)  Exhibits:
     ________

Exhibit
Number    Description
______    ___________

3.1  By-laws of the Company (amended and restated as of June 25,
     1997)

10.1 Employment Agreement, dated June 5, 1997, between the Compa-ny and Steven A. LoCascio

10.2 Employment Agreement, dated June 6, 1997, between the Compa-ny and Jules Haimovitz

(b)  Reports on Form 8-K
     ___________________

     1.   The Company filed a Report on Form 8-K on April 15,
     1997 in which it reported that the Board of Directors had declared the special dividend and had approved the stock repurchase plan.

     2. The Company filed a Report on Form 8-K on May 13, 1997 in which it reported that on March 24, 1997, the Company filed an action in California Superior Court, Los Angeles County, against the two subsidiaries of Sony Pictures Enter-tainment that produce "WHEEL OF FORTUNE" and JEOPARDY!".
     The Company further reported that on May 8, 1997 the defen-dants filed an answer and countercomplaint.

                           SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly autho-rized.


                         KING WORLD PRODUCTIONS, INC.



                         By:  /s/ Steven A. LoCascio
                              ___________________________________
                              Steven A. LoCascio
                              Senior Vice President and
                              Chief Financial Officer
                              and on behalf of the Registrant

June 26, 1997

                           EXHIBIT INDEX
                           _____________

Exhibit
No.       Description
_______   ___________

3.1       By-laws of the Company (amended and restated as of June
          25, 1997)

10.1      Employment Agreement, dated June 5, 1997, between the
          Company and Steven A. LoCascio

10.2      Employment Agreement, dated June 6, 1997, between the
          Company and Jules Haimovitz