Form 10-K
period 1997-08-31
KING WORLD PRODUCTIONS INC
filed 1997-11-24
CIK 756764

<PAGE #>

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended August 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For transition period from           to

                      Commission file number:  1-9244

                   KING WORLD PRODUCTIONS, INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

           Delaware                      13-2565808
_______________________________    _____________________
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification No.)

12400 Wilshire Boulevard
Suite 1200
Los Angeles, California                     90025
________________________                ____________
 (Address of principal                    (Zip Code)
   executive offices)

Registrant's telephone number, including area code: 310-826-1108
                          ____________

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
     Title of each class             on which registered
     ___________________           _______________________

     Common Stock,                 New York Stock Exchange
     $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                   None
                             ________________
                             (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                ___

<PAGE #>
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 7, 1997 was approximately $ 1.5 billion.

          As of November 7, 1997, there were 36,661,178 outstanding shares of the registrant's Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

          The registrant's definitive proxy statement for its 1998 annual meeting of stockholders (which is to be filed pursuant to Regulation 14A not later than December 29, 1997) is incorporated by reference into
Part III of this Form 10-K.

<PAGE 1>

                                  PART I
                                  ______

Item 1.  BUSINESS
         ________

GENERAL

          King World was founded in 1964 by the late Charles and Lucille King to distribute or syndicate feature length films and television programs to television stations. King World currently distributes program-ming to approximately 400 television stations in over 200 of the 211 designated television markets in the United States (as defined by A.C. Nielsen Co. ("Nielsen")) and in Canada and a number of other foreign countries directly and through sales agents and subdistributors. Three of Mr. and Mrs. King's children, namely Roger King, King World's Chairman of the Board, Michael King, King World's Vice Chairman and Chief Executive Officer, and Diana King, a Vice President and the Secretary of King World, are directors of the Company and are actively involved in its management. In addition, one other child of King World's founders, Richard King, serves as a director of the Company and another, Robert King, is Senior Vice President for Strategic Planning/Acquisitions.

          King World Productions, Inc., a Delaware corporation, was incorporated in October 1984 and is the successor to a corporation incorpo-rated in 1964 under the laws of the State of New Jersey. King World's corporate headquarters are located at 12400 Wilshire Boulevard, Suite 1200, Los Angeles, California 90025. Except as otherwise indicated or as implied by the context, references to "King World" or the "Company" include King World Productions, Inc., its consolidated subsidiaries and its predecessor corporation.

          The Company operates in only one business segment: production and distribution of television programming in the United States, Canada and a number of other foreign countries, and related operations.

          This Report contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phras-es), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. The Company's actual results may differ significantly from the results described in or suggested by such forward-looking statements.

<PAGE 2>

PROGRAMMING AND RELATED OPERATIONS

First-run Television Syndication
________________________________

          In general terms, television syndication is a process by which a company, such as King World, sells programming on a market-by-market basis to television stations (whether network affiliates or independents); "first-run" refers to programming that airs initially in syndication (in contrast to "off network programming, which airs initially on a network); and "strip" refers to programming that airs Monday through Friday at the same time of day. King World's revenues currently are derived primarily from the first-run strip syndication of the television series THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION. These series are four of the top ten series in national syndication, as reported in the July 1997 Nielsen Designated Market Area Ranking Report. WHEEL OF FORTUNE and JEOPARDY! had the two highest ratings among all syndicated television shows and THE OPRAH WINFREY SHOW had the highest ratings among all national television talk shows. According to Nielsen, WHEEL OF FORTUNE has had the highest ratings among shows in national syndication for the last 55 consecutive sweeps periods, JEOPARDY! has had the second highest ratings among such shows for each of the last 48 consecutive sweeps periods and THE OPRAH WINFREY SHOW has had the third highest ratings among such shows for 36 of the last 43 sweeps periods. Based primarily on the success of THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!, King World's revenues have grown from $80.6 million in fiscal 1985 to $671 million in fiscal 1997 and its net income has increased from $9.8 million in fiscal 1985 to $143 million in fiscal 1997. Revenues derived from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION (including revenues derived from the sale of retained advertising time) accounted for approximately 85% of King World's revenues for the fiscal year ended August 31, 1997.

          The United States market for television programming is currently comprised principally of four components: (i) the major broadcast televi-sion networks (ABC, CBS, NBC, FOX and two emerging networks, UPN and WB) in conjunction with their respective affiliated stations; (ii) independent broadcast television stations (that is, stations that are not affiliated with such networks); (iii) basic cable services (such as USA Networks, The Discovery Channel, MTV and Nickelodeon); and (iv) pay cable services (such as HBO and Showtime). This market currently is dominated by the broadcast networks, each of which has affiliations with television stations that enable such network to reach virtually all of the significant television
markets in the United States.   The most successful cable networks reach
more than [60%] of all U.S. television households, and cable television networks as a whole have been achieving increasing ratings in recent years. Recently developed digital compression technology, combined with fiber optics or small-sized satellite dishes, may

<PAGE 3>

in coming years permit cable companies or direct broadcast satellite systems (which carry, among other programming, many cable television networks) to expand the domestic television market to hundreds of channels.

          During hours commonly referred to as "prime-time" (currently, with limited exceptions, 8 p.m. to 11 p.m. in the Eastern and Pacific time zones and 7 p.m. to 10 p.m. in the Central and Mountain time zones), stations owned and operated by the four major broadcast networks, and stations affiliated with those networks, broadcast schedules consisting primarily of programming produced for initial exhibition by the networks. In non-prime time, such stations broadcast network programming, off-network programming (reruns), programming produced by the local stations themselves or by independent producers and first-run syndicated programming (program-ming produced for initial distribution on a syndicated basis). Independent television stations, during both prime and non-prime time, broadcast their own programming, off-network programming and first-run syndicated program-ming; some of such stations are affiliated with the WB or the UPN, each of which currently supplies its respective affiliates with prime-time program-ming three evenings per week and with several hours per week of non-prime-time programming. Some cable operators, in addition to other services that they offer, telecast syndicated programming.

          At present, King World distributes television programming primarily to network-owned-and-operated stations and network-affiliated stations. First-run syndicated programming distributed by the Company competes for available time periods primarily with other first-run syndi-cated programming, network reruns and programming produced by local television stations.

          Nielsen divides the United States into 211 designated market areas and approximately 30 additional special market areas that, on the basis of size and the other Nielsen criteria, do not qualify as designated market areas. The 241 Nielsen designated and special market areas are referred to below as the "Nielsen market areas".

          In the 1983-1984 broadcast season, King World introduced a syndicated version of WHEEL OF FORTUNE, which had premiered on daytime network television in 1975. For the 1996-1997 broadcast season, WHEEL OF FORTUNE was licensed to television stations in 201 Nielsen market areas in the United States, covering approximately 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 204 Nielsen market areas, also covering approximate-ly 99% of total domestic television households.

          For the 1984-1985 broadcast season, the Company introduced JEOPARDY!, a remake of the successful game show originally

<PAGE 4>

broadcast on network television between 1964 and 1975. For the 1996-1997 broadcast season, JEOPARDY! was licensed to television stations in 195 Nielsen market areas in the United States, covering approximately 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 197 Nielsen market areas, also covering approximately 99% of total domestic television households.

          For the 1986-1987 broadcast season, King World introduced into national television syndication THE OPRAH WINFREY SHOW, a talk show hosted by Oprah Winfrey which, until October 1988, was produced by WLS-TV, an ABC owned-and-operated station. Commencing in October 1988, Harpo, Inc. ("Harpo"), an entity controlled by Ms. Winfrey, assumed production of the series. For both the 1996-1997 broadcast season and the current broadcast season, THE OPRAH WINFREY SHOW was licensed to television stations in 206 Nielsen market areas in the United States, covering more than 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 208 Nielsen market areas, also covering more than 99% of total domestic television households.

          INSIDE EDITION, a half-hour first-run syndicated newsmagazine series hosted by Deborah Norville that is produced and distributed by King World, premiered in January 1989. It is the first television series produced by King World. INSIDE EDITION is produced at the Company's production facility in New York and has a correspondent bureau in Los Angeles to enhance the ability of the program to provide nationwide coverage. For the 1996-1997 broadcast season, INSIDE EDITION was licensed to television stations in 155 Nielsen market areas, covering approximately 90% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 147 Nielsen market areas, also covering approximately 90% of total domestic television households.

          AMERICAN JOURNAL, a half-hour first-run syndicated newsmagazine series that is also produced by King World in New York, premiered in September 1993. AMERICAN JOURNAL is anchored by Michele Dabney-Perez, a former correspondent on the show, and her brother Charles Perez. For the 1996-1997 broadcast season, AMERICAN JOURNAL was licensed to television stations in 122 Nielsen market areas, covering approximately 87% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 102 Nielsen market areas, covering approximately 81% of total domestic television households.

          ROLONDA, a daytime talk show that was also produced by King World in New York, premiered in January 1994. It was hosted by Rolonda Watts, a popular broadcast journalist. For the 1996-1997 broadcast season, ROLONDA was licensed to television

<PAGE 5>

stations in 98 Nielsen market areas, covering approximately 76% of total domestic television households. The distribution of ROLONDA ceased at the end of that season.

          Each of THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY!, INSIDE EDITION, and AMERICAN JOURNAL has been licensed to television sta-tions for exhibition in the current and in future broadcast seasons, and THE ROSEANNE SHOW and HOLLYWOOD SQUARES have been licensed for exhibition in future seasons. The licenses for future seasons commence with the 1998-1999 broadcast season and extend, in certain cases, as far into the future as the 2001-2002 broadcast season. Revenues and related expenses under such license agreements will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 21, 1997, the gross amount of license fees under such agreements approximated $1.8 billion, of which approximately $1 billion is payable to producers and others and is to be recognized as an expense. The recogni-tion of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1997 is subject to several conditions, including the Company's continued distribution of such program-ming. Such amounts do not include sales of advertising time retained during the broadcast of such programming or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

          There can be no assurance that any of these programs will be licensed for additional years through renewal of existing licenses or issuance of new licenses or, if so licensed, that the terms of the license agreements will be as favorable to King World as those of the existing licenses. There can be no assurance that the key personalities on such programs, such as Oprah Winfrey, Pat Sajak, Vanna White and Alex Trebek, will continue to participate in the production of their respective pro-grams. If for any reason they do not do so, there could be a material adverse effect on the Company's business.

Acquisition and Development of Properties for Distribution
__________________________________________________________

          King World's business is dependent on obtaining new television programs and series for distribution. King World may acquire properties for domestic, foreign or worldwide television distribution by entering into distribution agreements with independent producers, by producing its own programs, by co-producing programs in association with others, or by purchasing distribution rights.

          The terms under which the Company obtains the right to distribute programming from independent producers vary in each instance. The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, the producer of the series. Under the terms of the agreement currently in effect, the Company has been granted the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-

<PAGE 6>

2000 broadcast season, subject to Harpo's and Ms. Winfrey's right to decline to produce and host the series in any season after the 1995-1996 season. In October 1995, Harpo and Ms. Winfrey committed to produce and host the series through the 1997-1998 season, and in September 1997 Harpo and Ms. Winfrey committed to continue to produce and host the series through the 1999-2000 season.

          The Company's agreement with Harpo establishes, among other things, the production fees payable to Harpo through the 1996-1997 broad-cast season and commits the Company to guarantee payments to Harpo at levels which, commencing with the 1995-1996 season, are substantially higher than those previously in effect. In addition, at the conclusion of the 1996-1997 season, the profit-sharing arrangements between Harpo and the Company terminated; commencing with the 1997-1998 season through the termination of the agreement (at the conclusion of the 1999-2000 season), the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. As a result of these changes, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow can be expected to decline. After the 1999-2000 season, Harpo will not be obligated to distribute the series through the Company, if it elects to produce the series at all, and Ms. Winfrey will no longer be subject to any contractual restrictions with the Company on her ability to appear in television shows with the same or similar format as THE OPRAH WINFREY SHOW. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".


          The Company's agreements with Columbia TriStar Television, the producer of WHEEL OF FORTUNE and JEOPARDY!, provide that King World will be the exclusive distributor for each such series so long as the Company has obtained sufficient broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute other game shows for first-run strip syndication so long as the Company is distribut-ing WHEEL OF FORTUNE or JEOPARDY!.

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

<PAGE 7>
          For several years, the Company has been, and is now, in the process of developing new television shows for syndication that it hopes will gain widespread audience appeal and generate significant revenues and income for the Company. The Company has entered into an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long, strip talk show hosted by Roseanne and distributed by the Company in first-run syndication. The series is scheduled to premiere in the Fall of 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the
show through the 2003-2004 television season.   As of November 12, 1997,
the series had been licensed for the 1998-1999 and 1999-2000 seasons to televisions stations covering approximately 80% of total domestic televi-sion viewing households.

          In addition, the Company has agreed with Columbia TriStar Televi-sion to co-produce a new strip version of HOLLYWOOD SQUARES for distribu-tion by the Company in first-run syndication. This series is also sched-uled to premiere in the Fall of 1998. As of November 12, 1997, the series had been licensed for the 1998-1999, 1999-2000 and 2000-2001 seasons to televisions stations covering approximately 60% of the total domestic television viewing households.

          The introduction of new television programs requires substantial capital investment to fund programming development costs, the production of pilot programs and the production, distribution and promotion of the initial episodes of programming for syndication. The Company has funded and intends to continue to fund such capital investments out of its internal cash resources.

License and Distribution Fees
_____________________________

          For certain first-run syndicated programs produced by independent companies for distribution by King World, the Company earns distribution fees that are based on a percentage of the license fees paid by television stations for the right to broadcast the program and the amounts paid by national advertisers for advertising time retained by the Company and sold in connection with such program. The Company also recoups some or all of the distribution expenses that it incurs in connection with the distribu-tion of these series, which consist principally of advertising, promotion, satellite and tape costs and related expenses. Amounts remaining in excess of King World's distribution fees and recouped expenses are remitted to the producers of such series.

          In other cases, the Company's fees for distributing first-run syndicated programming produced by independent companies are based upon a negotiated percentage of the profits derived from the exploitation of the programming after recoupment

<PAGE 8>

of the production, advertising, promotion and other distribution fees and expenses of the programming. In such cases, the Company generally finances all or a substantial portion of the production costs and may commit itself to advancing the producer and/or talent fixed minimum amounts as advances against their participation fees, irrespective of the amount of license fees and other revenues that may actually be generated by the programming. In acquiring distribution rights for new programming from independent producers, King World has generally tried to limit its risk by not making major commitments to independent producers until it has obtained commit-ments from a substantial number of television station licensees.

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

          License fees payable by stations for the rights to broadcast television programs are payable in the form of cash, retained advertising time or both. A television station that enters into a license agreement for a particular program becomes obligated to pay the contracted license fee (which will often depend on the time period in which the program is aired by that station) and provide advertising time, if applicable, upon the delivery by the Company of the program in question. By licensing a program to television stations throughout the United States, the Company creates, in effect, an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically repre-senting a penetration of at least 70% of total U.S. television households, enables the Company to sell the resulting commercial inventory to sponsors desiring national coverage. (See "Sale of Advertising Time".)

          In the 1997 fiscal year, approximately 13% of the Company's revenues were derived from license fees under contracts with television stations owned by ABC, Inc. No other television station, broadcast group or advertiser accounted for ten percent or more of the Company's revenues in such fiscal year.

Marketing
_________

          Sales to domestic television stations are made by the Company through a sales force that numbered eleven persons as of November 7, 1997. The Company's marketing strategy concentrates on a select number of programs that the Company considers to have

<PAGE 9>

good prospects for high audience ratings and expects will meet television stations' programming needs for specific time periods.

          Although the Company has been dependent upon the active partici-pation of members of the King family since its formation in 1964, the Company believes that it has significantly lessened its reliance on certain key executive officers by adding experienced executive, programming and marketing personnel. Nevertheless, the loss of key personnel might have an adverse effect on the Company's operations.

Sale of Advertising Time
________________________

          Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of King World, sells advertising time within television pro-grams. As of November 7, 1997, Camelot employed seven salespersons.

          The value of advertising on any particular program varies significantly depending on the audience ratings and demographics for such program and conditions in the market for television advertising time in general. In order for advertising time on a particular syndicated televi-sion program to be valuable to national advertisers, the program must, as a general rule, be broadcast in television markets covering at least 70% of the total domestic television households. For the 1997-1998 broadcast season, THE OPRAH WINFREY SHOW has been licensed to stations covering more than 99% of the total domestic television households; WHEEL OF FORTUNE and JEOPARDY! have each been licensed to stations covering approximately 99% of the total domestic television households; INSIDE EDITION has been licensed to stations covering approximately 90% of the total domestic television households; and AMERICAN JOURNAL has been licensed to stations covering approximately 80% of the total domestic television households.

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

          Generally, a portion of the Company's contracts for the sale of its advertising time may be canceled by the advertiser upon 90 days' notice. Each television station is obligated to

<PAGE 10>

broadcast advertising time retained by King World even if the program or episode on which the time was retained is preempted by the station.

          Historically, Camelot has sold advertising time primarily on television programs distributed by King World. However, a portion of Camelot's revenues has in recent years been attributable to commissions earned on sales of advertising time on television programs distributed by companies other than King World. Camelot has agreements currently in effect with, among others, Western International Syndication and Allied Communications Incorporated to sell advertising time in IT'S SHOWTIME AT THE APOLLO, a variety program, and the "Film Leader" package of films, respectively.

Foreign Sales
_____________

          The number of outlets for television programming outside the United States has been increasing with the worldwide proliferation of broadcast, cable and satellite delivery systems. In recent years, a number of European governments have privatized television systems. The Company believes that privatized systems are more likely to broadcast U.S. program-ming than government-owned networks. In addition, both the number of pay and satellite television systems in Europe and the number of subscribers to these systems have increased. Pay television and satellite distribution systems are also developing in other geographic areas, including many Asian and South American markets. In some international markets, suppliers of programming may, however, be subject to local content and quota require-ments that prohibit or limit the amount of U.S. programming that may be acquired.

          The Company licenses episodes of WHEEL OF FORTUNE, JEOPARDY!, THE OPRAH WINFREY SHOW and INSIDE EDITION in Canada and certain other English-speaking foreign territories. The Company also licenses the production of foreign versions of WHEEL OF FORTUNE and JEOPARDY! in a number of other major foreign territories. Under licenses from King World, Unilever, N.V. licenses the production of local versions of WHEEL OF FORTUNE and JEOPARDY! for broadcast in a number of Western European markets. In addition, the Company has recently become more active in acquiring rights for the distribution of television programming solely outside the United States. Revenues from foreign sales (including Canada) accounted for approximately 7% of King World's revenues in fiscal 1997.

Merchandising and Film Library
______________________________

          The Company has granted licenses to others to produce WHEEL OF FORTUNE and JEOPARDY! boxed board games and to exploit certain of its merchandising rights in THE LITTLE RASCALS. King World also distributes its own library of over 60 feature length

<PAGE 11>

films and over 200 television programs, including 14 Sherlock Holmes, 13 The East Side Kids, 9 Mr. Moto and 11 Charlie Chan feature length films and episodes from THE LITTLE RASCALS, TOPPER, BRANDED and THE GUNS OF WILL SONNETT television series. In acquiring feature length films and televi-sion programs for its own library, the Company has attempted to emphasize classic programming -- films and television series with broad and enduring audience appeal. King World holds long-term television and related distribution rights to the properties in its library. The Company is not generally required to make any material royalty or similar payments with respect to the properties in its library. Revenues from merchandising and the film library accounted for less than 1% of the Company's revenues in fiscal 1997.

Direct Response Marketing
_________________________

          The Company operates King World Direct Inc., a direct response marketing subsidiary. King World Direct handles key aspects of direct response marketing campaigns, including production, order fulfillment and media placement.

          King World Direct has developed direct response telemarketing campaigns for, among others, the WILD AMERICA video series and Sears Craftsman Robogrip pliers. Revenue from direct response marketing activi-ties accounted for approximately 4% of the Company's revenues in fiscal 1997.

Competition
___________

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

<PAGE 12>

Regulation of the Television Industry
_____________________________________

          Prime-Time Access Rule/Financial Interest and Syndication Rule
          ______________________________________________________________

          Until August 1996, a rule promulgated by the Federal Communica-tions Commission ("FCC") in the 1970's and known as the "prime-time access rule" prohibited (subject to certain significant exceptions) network-owned and network-affiliated television stations in the 50 largest television markets from broadcasting more than a total of three hours per day of programming supplied by or previously aired on a network during the prime-time period (defined under the rule as 7-11 p.m. Eastern and Pacific time and 6-10 p.m. Central and Mountain time). Due to the rule, network-owned and network-affiliated stations often acquired either one hour or one-half hour of program material for exhibition during the prime-time access period from independent television producers and syndicators such as the Company.

          In July 1995, following proceedings looking toward reconsidera-tion or modification of the prime-time access rule, the FCC issued a decision concluding that the rule no longer served the public interest because the networks no longer had market power sufficient to foreclose access by independent producers and syndicators of first-run programming to the prime-time access period. In order to permit an orderly transition, the FCC held that programming supplied by or previously aired on a network may not be aired during the prime-time access period for 12 months from the August 1995 effective date of its decision, but during such period stations subject to the rule were permitted to enter into contracts providing for the airing of such programming in the access period after August 1996.

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

          In May 1991, the FCC issued a decision (the "1991 Decision") to modify, but not to repeal, the Rules. The modified Rules substantially

<PAGE 13>

relaxed the restrictions upon the ability of a network to acquire financial interests in, and to syndicate, television programs previously aired by that network (a sector of programming in which King World has not to date had substantial involvement). However, the 1991 Decision retained strin-gent limitations on network involvement in first-run syndication activi-ties, which remained in place after the FCC further relaxed the Rules in 1993.

          In August 1995, upon further review of the remaining Rules, the FCC held that the Rules, including the restrictions on network entry into first-run syndication activities, were no longer necessary. Under the resulting FCC order, the Rules expired in August 1995.

          As a result of the repeal of the prime-time access rule and the elimination of the remaining restrictions of the financial interest and syndication rules, the Company may have more difficulty licensing its programming to stations owned and operated by the three major television networks and anticipates that, even if the Company is able to so license its programming, the profitability of such programming to the Company may, as a result of terms imposed by such stations, be likely to be reduced.

          Legislation and Other FCC Rules and Proposals Affecting the Television Industry
          ___________________________________________________________

          The Telecommunications Act of 1996 (the "1996 Act"), signed in February 1996, among other things, requires the FCC to relax its regulation (the "Multiple Ownership Rules") limiting the aggregate number of televi-sion stations that may be under common ownership. Prior to passage of the 1996 Act, the Multiple Ownership Rules permitted common ownership of, in most circumstances, up to twelve television stations, subject (in the case of station groups) to certain limitations based upon audience reach. As required by the 1996 Act, the FCC (in March 1996) eliminated the numerical limitation on common ownership and relaxed the audience reach limitation.

          The 1996 Act also requires the FCC to re-examine provisions of the Multiple Ownership Rules which prohibit the common ownership of stations serving the same market. In proceedings now pending before it, the FCC is considering relaxing the existing restrictions on common ownership of television stations serving the same market and permitting, subject to certain restrictions, joint venture (including joint program-ming) arrangements between independently owned stations in circumstances where common ownership would otherwise be prohibited. King World is unable to predict the outcome of these proceedings. King World believes that increases in the concentration of television station ownership by broadcast

<PAGE 14>

groups will tend to increase the relative power of the broadcast groups in the market for television programming and, consequently, could adversely affect King World's bargaining position vis-a-vis its principal customers.

          The 1996 Act requires that (not later than 1998) all television sets manufactured or imported into the United States be equipped with a device (the "V-chip") which will enable viewers to block display of certain programs based upon content. The 1996 Act afforded the program production and distribution industries a period of twelve months (until February 1997) within which to establish voluntary rules for identifying and rating video programming that contains sexual, violent or other indecent material and to agree to voluntarily transmit such ratings in a format capable of being read by the V-chip technology. If a voluntary code was not established (or if such a code was not acceptable to the FCC) within that time frame, then the FCC was to be required, in consultation with an advisory committee, to establish and enforce a rating code. In January 1997, the industry submitted to the FCC its proposal for a voluntary ratings system. In August 1997, the industry submitted a revised proposal, which added to the rating categories originally proposed. The revised proposal changed the descriptions used to identify certain age group categories and, in some instances, added symbols to indicate the nature of violence or sexual situations depicted, or language used, in certain programs. The FCC has requested public comments on the industry proposal. In September 1997, the FCC initiated a rulemaking to establish technical standards for the V-chip that would enable blocking of certain programs and ensure that any rating information provided with video programming is transmitted to viewers along with the programming itself. The Company has participated actively in industry efforts to establish the voluntary code. Moreover, the Company believes that none of its programming contains sexual, violent or indecent material. However, the Company is unable to predict the outcome of the pending FCC proceedings. To the extent that any program series (or episodes of such series) produced or distributed by King World are subject-ed to restrictive ratings, there may be an adverse effect on viewing of such program or series.

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

<PAGE 15>

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

          The Company is unable to predict the outcome of these proceed-ings. Although the Company believes that certain of the conduct prohibited by the FCC's rules, such as the Station Rates Rule, are proscribed or curtailed under the anti-trust laws, the Company anticipates that repeal or substantial relaxation of the Time Optioning Rule and the Station Rep Rule will tend to increase the relative power of the networks in the market for television programming and for the sale of advertising time and will conse-quently adversely affect King World's bargaining position vis-a-vis network-affiliated stations, and the sale of King World's barter time.

          Other Regulatory and Legislative Matters
          ________________________________________

          In October 1992, Congress enacted legislation imposing certain new regulations on the cable television industry (the "1992 Cable Act"). The legislation includes provisions that require each local television station (as defined) to make an election between demanding carriage on any cable system within its service area on a "must-carry" basis (for which the station receives no compensation) or demanding that such cable system obtain the consent of the station and pay compensation (and/or furnish other consideration) to the station for the right to carry its signal. The election made by the station as to each such cable system remains in effect for three years. In March 1997, the United States Supreme Court, after protracted litigation and by a 5 to 4 vote, upheld the constitutionality of the "must carry" rules, against a First Amendment challenge initiated by cable interests. As a result, stations will be able to elect "must carry" status effective as of January 1, 1999. Further, since the advent of the "retransmission consent" provisions, which became operative in October 1993, a small number of cable systems have refused to or failed to reach carriage agreements with particular local television stations and conse-quently ceased the carriage of such stations, thus resulting in decreased audience for King World programming aired on those stations. The Company has suffered no discernible adverse impact to date from such provisions.

<PAGE 16>

          In April 1997, the FCC adopted comprehensive regulations relating to the deployment of Advanced Television Technologies ("ATV"), as required by the 1996 Act. ATV technologies will, among other things, enable existing television stations to broadcast more than one program at the same time; and the FCC has concluded that stations will be permitted to use the additional channel capacity resulting from ATV for entertainment program-ming purposes, including subscription programming, so long as at least one of the additional channels is used for free, over-the-air broadcasting.
The rules adopted by the FCC provide that stations owned by or affiliated with the four major broadcast networks (ABC, CBS, Fox and NBC) in each of the top ten markets must complete construction of ATV facilities by May 1, 1999, that stations in markets 11-30 affiliated with those four networks must complete construction of ATV facilities by November 1, 1999 and that all other commercial television stations must complete construction of ATV facilities by May 1, 2002. Under the FCC rules, television stations will not be required to simultaneously broadcast programming on both a conven-tional analog channel and any ATV channel until 2003; thereafter, each station will be required to simulcast on its analog channel specified percentages of programming carried on its ATV channel until the expected expiration of analog broadcasting, in 2006. The additional channels resulting from ATV technology will have "must carry"/retransmission consent rights. These rules and policies are the subject of various proceedings pending before the FCC and are under examination by both the United States House of Representatives and the Senate. Because the deployment of ATV technologies and of television receivers capable of delivering ATV channels to consumers remains uncertain, the Company is unable to predict the outcome of these developments or their impact upon the Company, if any.

          The 1996 Act repealed provisions of the Communications Act that prohibited any telephone company from acquiring financial interests in video programming and from distributing video programming in the same geographic area in which such telephone company provides telephone service. Under the 1996 Act, telephone companies are permitted, in most circumstanc-es, to own and operate cable television systems, in which event they are subject to all of the requirements applicable to such systems including the "must carry"/retransmission consent requirements of the 1992 Cable Act. Alternatively, the 1996 Act permits telephone companies to directly enter the multi-channel video distribution business on a quasi-common carrier basis ("Open Video Systems"), pursuant to which the Open Video System operator leases channel capacity to programmers on a non-discriminatory basis; each such operator is required to reserve, in cases where demand exceeds channel capacity, up to two-thirds of its channel capacity for programmers with which such operator is not affiliated. The statute also requires that Open Video System operators extend "must carry"/

<PAGE 17>

retransmission consent rights to over-the-air television stations in the market served. The FCC has adopted rules to implement these requirements, but the Company cannot predict the extent or pace of telephone company entry into the program delivery market. However, to the extent that telephone company entry into the production and distribution of video programming weakens the position of over-the-air television stations in the video marketplace or increases the cost to such stations of access to audience, this could result in decreased audience for King World program-ming aired on those stations, or a reduction in the profitability to King World of such programming.

          The 1996 Act, among other requirements, directed the FCC to establish rules requiring that new programming be closed captioned for the hearing impaired, and to establish timetables for implementing those captioning obligations. The FCC adopted closed captioning rules in August 1997, which are scheduled to take effect January 1, 1998. The regulations will require that all video programming first aired after January 1, 1998, that is not exempt pursuant to the rules be closed captioned. Legal responsibility generally falls on the "video programming distributors," including television stations. Program producers and distributors, however, are expected to cooperate in the process, and distributors will be able to rely on certifications from programming sources indicating that the programming supplied is either captioned or exempt under the FCC rules.
All of the programming currently produced or distributed by the Company, as well as all advertising programming produced by King World Direct that is more than five minutes in length, will be subject to the captioning requirements. However, the Company does not anticipate that compliance with these new rules will have a material adverse effect on the profitabil-ity of this programming to King World.

Employees
_________

          As of November 7, 1997, the Company employed approximately 487 persons. Of this number, approximately 313 are involved in the production of INSIDE EDITION and AMERICAN JOURNAL. Approximately 22 of the Company's employees are covered by collective bargaining agreements.


Item 2.  DESCRIPTION OF PROPERTIES
         _________________________

          The Company's corporate headquarters were recently moved to Los Angeles, where the Company has maintained executive offices, its advertis-ing and promotion department, programming development and direct response marketing operations and its Western U.S. sales staff. The Company leases office space in New York City for executive offices, the operations of Camelot and the Company's Eastern U.S. and foreign sales staff. The Com-pany's accounting and finance, contract administration and research depart-

<PAGE 18>

ments are located in leased offices in Short Hills, New Jersey. The Company also leases office space in Chicago, Boca Raton, Florida and Dallas for regional sales offices.

          The Company leases office and production facilities in New York and Los Angeles for its internally produced programming.

Item 3.  LEGAL PROCEEDINGS
         _________________

          On September 15, 1997, the Company entered into a settlement agreement with Sony Pictures Entertainment Inc. terminating the lawsuit previously instituted by the Company to obtain a declaratory judgement with respect to its right, under the agreements by which the Company distributes WHEEL OF FORTUNE and JEOPARDY!, to produce or license others to produce strip game shows for distribution by others in first-run syndication.
Under the terms of the settlement agreement, the Company and an affiliate of Sony will co-produce, and the Company will distribute, a new version of HOLLYWOOD SQUARES in first-run syndication, for launch as a strip series premiering in the Fall of 1998.

          The action had been brought by the Company in California Superior Court, Los Angeles County in March 1997. The defendants filed an answer and cross-complaint in May 1997, alleging breach of the distribution agreements by the Company and seeking damages in an unspecified amount, termination of the distribution agreements and reformation of the agree-ments to prohibit the Company from, among other things, producing any strip game show for first-run syndication. Pursuant to the settlement agreement, the parties' respective complaints and cross-complaints were dismissed.

          The Company is not a party to any legal proceedings other than routine litigation incidental to the conduct of its business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS
          ______________________________________

          None.

<PAGE 19>
                                  PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS
          _____________________________________

          King World's Common Stock is listed and traded on the New York Stock Exchange under the symbol KWP. The following table sets forth, for the fiscal periods indicated, the range of high and low closing sale prices for the Common Stock as reported by the New York Stock Exchange.

                                            High          Low
                                          _______      ________

       Fiscal 1996
     First Quarter Ended
       November 30, 1995. . . . . .        39 7/8        34 3/8
     Second Quarter Ended
       February 29, 1996. . . . . .        43 1/4        36 1/8
     Third Quarter Ended
       May 31, 1996 . . . . . . . .        44 1/2        39 1/4
     Fourth Quarter Ended
       August 31, 1996. . . . . . .        41 3/4        34 1/4

       Fiscal 1997
     First Quarter Ended
       November 30, 1996. . . . . .        38 3/4        34 3/4
     Second Quarter Ended
       February 28, 1997. . . . . .        40            36 1/8
     Third Quarter Ended
       May 31, 1997 . . . . . . . .        38 3/8        35 1/4
     Fourth Quarter Ended
       August 31, 1997. . . . . . .        40 1/2        34 3/8

          As of the close of business on October 20, 1997, there were 572 holders of record of the Company's Common Stock.

          On May 16, 1997, a special dividend distribution of $2.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare addition-al cash dividends in the foreseeable future. The Company requires capital resources to fund development, production and promotion costs for its programming, and intends to use its cash reserves and future earnings to finance such expenses and the development and expansion of its business. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

<PAGE 20>

Item 6.   SELECTED FINANCIAL DATA
          _______________________

               The following selected financial data have been derived from the consolidated financial statements of King World and its subsidiaries for the five years ended August 31, 1997, which have been audited and reported upon by Arthur Andersen LLP, independent public accountants. The unaudited 1995 and 1994 pro forma information presents selected financial data assuming that a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994 had not been made. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Finan-cial Condition" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.



Statements of Income:                        Year Ended August 31,


                                                                  1995
                                 1997        1996      19951   Pro forma1
                                 ____        ____      _____   __________
                                                              (unaudited)

                             (Dollars in thousands except per share data)


Revenues..................... $671,277    $663,426    $574,186    $575,732
Income from operations.......  192,281     191,585    162,416      162,736
Income before provision
  for income taxes...........  221,926    231,6102     183,258     183,578
Net income...................  143,382    150,0002     117,312     117,490
                              ========    ========    ========    ========
Primary earnings
  per share..................    $3.82      $3.982       $3.14       $3.15
                              ========    ========    ========    ========

Special dividend
  per share..................    $2.00          --          --          --
                              ========    ========    ========    ========


                                             1994
                                 1994     Pro forma1     1993
                                 ____     __________     ____
                                          (unaudited)

Revenues.....................  $480,659    $541,390    $474,312
Income from operations.......   127,578     148,151     150,950
Income before provision
  for income taxes...........   140,839     161,412     162,592
Net income...................    88,300     101,196     101,936
                               ========    ========    ========
Primary earnings
  per share..................     $2.33       $2.67       $2.65
                               ========    ========    ========

Special dividend
  per share..................        --          --          --
                               ========    ========    ========




Balance Sheets:                          August 31,

                                                                  1995
                                 1997        1996      19951   Pro forma1
                                 ____        ____      _____   __________
                                                 (unaudited)

                          (Dollars in thousands)

Cash and investments........  $730,049    $644,380    $529,025    $529,025
Working capital.............   586,075     519,613     477,794     477,972
Total assets................   902,067     854,141     686,786     688,332
Stockholders' equity........   784,082     737,885     575,737     575,915
                              ========    ========    ========    ========


                                           1994
                                 19941  Pro forma1        1993
                                 _____  __________        ____
                                       (unaudited)

Cash and investments........  $430,048    $430,048    $384,489
Working capital.............   294,336     307,232     286,348
Total assets................   569,562     630,293     535,546
Stockholders'...............   459,077     471,973     394,173
                              ========    ========    ========

<PAGE 21>
_______________________

1. The results of operations for fiscal 1995 and 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. The one-time impact of adopting such change was to cause revenues, income from operations, income before provision for income taxes, net income and primary earnings per share in the fourth quarter of fiscal 1994 to be approximately $60.7 million, $20.6 million, $20.6 million, $12.9 million and $.34 lower, respectively, than they would have been under the Company's prior revenue recogni-tion practice. Such revenues were recognized in fiscal 1995 under the modified accounting practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995. The unaudited 1995 and 1994 pro forma data are presented for comparison purposes only and represent the results of operations and balance sheet information assuming the Company's prior revenue recognition practice had been in effect in the fourth quarter of fiscal 1994 and in fiscal 1995.

2. Income before provision for income taxes, net income and primary earnings per share includes a nonrecurring gain of approximately $14.1 million, $10.3 million and $.27, respectively, as a result of the Company's sale of Buffalo Broadcasting Co. Inc. to LIN Television Corporation for $95 million in cash which closed in October 1995. See
     Note 8 of Notes to Consolidated Financial Statements.

<PAGE 22>

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION
          _______________________________________________

GENERAL

          The Company's revenues consist principally of fees from the licensing of syndicated television programs and series which may be in the form of cash, retained advertising time or both. In addition, revenues include fees from the sale of advertising time on programs distributed to television stations by others.

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by Camelot Entertainment Sales, Inc. ("Camelot"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings. See Note 1 of Notes to Consolidated Financial State-ments.

          The discussion herein contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "be-lieves", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. The Company's actual results may differ significantly from the results de-scribed in or suggested by such forward-looking statements.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1997 AND FISCAL 1996

Revenues
________

          Revenues for fiscal 1997 increased by approximately 1% compared to fiscal 1996. Such increase was primarily due to increased cash license fees from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lesser extent, JEOPARDY!, offset by lower revenues derived from the sale of retained advertising time on INSIDE EDITION, AMERICAN JOURNAL, another first-run syndicated newsmagazine produced and distributed by the Company and ROLONDA, a first-run syndicated talk-show produced and distributed by the Company.

          THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approximately 40%, 20%, 17% and 8%, respectively, of

<PAGE 23>

the Company's revenues for fiscal 1997 compared to 39%, 19%, 17% and 8%, respectively, for fiscal 1996. AMERICAN JOURNAL accounted for approxi-mately 4% of the Company's revenues for each of fiscal 1997 and fiscal 1996, and ROLONDA accounted for approximately 1% of the Company's revenues for fiscal 1997 and 2% for fiscal 1996. King World Direct, the Company's wholly-owned direct response subsidiary, accounted for approximately 4% of the Company's revenues for each of fiscal 1997 and fiscal 1996.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

          Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to program-ming distributed by the Company; participation payments payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as such revenues are earned. The share of revenues payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

          Producers' fees, programming and other direct operating costs for fiscal 1997 were comparable to fiscal 1996, decreasing by less than 1%, primarily as a result of a significant decrease in operating costs of King World Direct, offset by a modest increase in revenues generated by THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lesser extent, JEOPARDY! (a portion of which revenues is payable to the producer of each such series).

Selling, general and administrative expenses
____________________________________________

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the speci-fied levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results or fiscal 1997, which

<PAGE 24>

include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for fiscal 1997 increased by approximately 12% from fiscal 1996. Such increase was primarily due to higher compensation costs associated principally with the hiring of new executives and additional personnel and a general increase in advertising and promotion costs. In addition, selling, general and administrative expenses for fiscal 1997 were impacted by increased activity with respect to programming under development.

Net income and primary earnings per share
_________________________________________

          Due to the factors discussed above, the Company's operating income for fiscal 1997 was comparable to fiscal 1996, increasing by less than 1%. Reported net income for fiscal 1997 decreased by approximately $6.6 million compared to fiscal 1996 as a result of the Company recording a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation during the first quarter of fiscal 1996. Reported primary earnings per share de-creased for fiscal 1997 to $3.82 per share from $3.98 per share for fiscal 1996 as a result of the nonrecurring gain from the sale of Buffalo.

          Absent the nonrecurring gain on the sale of Buffalo, net income increased by approximately $3.7 million, or 3%, for fiscal 1997 in compari-son to fiscal 1996, reflecting the slight increase in operating income, higher interest income earned on the Company's cash and investments and a marginally lower effective tax rate for fiscal 1997 compared with fiscal 1996. Absent the nonrecurring gain on the sale of Buffalo, primary earn-ings per share increased by $.11 per share, or approximately 3%, for fiscal 1997 compared to fiscal 1996, as a result of the increase in net income.

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

          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above,

<PAGE 25>

the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 2001-2002 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1996-1997 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses and renewals run.

          The Company believes that the impact of inflation on its opera-tions has not been significant.

COMPARISON OF FISCAL 1996 AND FISCAL 1995

Revenues
________

          Revenues for fiscal 1996 increased by approximately 16% compared to fiscal 1995. Such increase was primarily due to increased cash license fees from THE OPRAH WINFREY SHOW and a general increase in revenues derived from the sale of retained advertising time primarily on THE OPRAH WINFREY SHOW, INSIDE EDITION and AMERICAN JOURNAL, as a result of a 50% increase in the number of 30-second advertising spots retained by the Company in each such series commencing with the 1995-1996 television season. In addition, revenues from King World Direct increased substantially in fiscal 1996 compared with fiscal 1995, due primarily to the successful telemarketing campaigns for the WILD AMERICA video series and the Sears Craftsman Robogrip pliers.

          THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approximately 39%, 19%, 17% and 8%, respectively, of the Company's revenues for fiscal 1996 compared to 37%, 21%, 18% and 8%, respectively, for fiscal 1995. AMERICAN JOURNAL accounted for approxi-mately 4% of the Company's revenues for each of fiscal 1996 and fiscal 1995, and ROLONDA accounted for approximately 2% of the Company's revenues for fiscal 1996 and 3% for fiscal 1995. King World Direct accounted for approximately 4% of the Company's revenues for fiscal 1996 and 1% for fiscal 1995.

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

<PAGE 26>

Selling, general and administrative expenses
____________________________________________

          In December 1995, the Company entered into new employment agreements with its Chairman of the Board and its President and Chief Executive Officer (who is now its Vice Chairman and Chief Executive Officer), as discussed above. The Company recognized the impact of certain of these bonuses in its operating results for fiscal 1996, which include all amounts payable in accordance with the terms of such employment agree-ments.

          Selling, general and administrative expenses for fiscal 1996 increased by approximately 6% from fiscal 1995, but decreased as a percent-age of revenues from 12% in fiscal 1995 to 11% in fiscal 1996. The increase in selling, general and administrative expenses was due to higher advertising and promotion costs for THE OPRAH WINFREY SHOW in the 1995-1996 broadcast season and an increase in executive compensation under the executive employment agreements discussed above.

Net income and primary earnings per share
_________________________________________

          Due to the factors discussed above, the Company's operating income for fiscal 1996 increased by approximately 18% compared to fiscal 1995. In addition, during the first quarter of fiscal 1996, the Company recorded a nonrecurring gain of approximately $14.1 million on the sale of Buffalo.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has

<PAGE 27>

tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded substan-tially all programming acquisition, development, production and promotion costs and advances from its operations. The Company is currently funding the development and production costs of a talk show hosted by Roseanne and a new version of the game show HOLLYWOOD SQUARES. Both shows are being distributed by the Company and are scheduled to debut in the Fall of 1998.

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, Inc. ("Harpo"), the producer of THE OPRAH WINFREY SHOW, the Company has the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-2000 television season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season.

          Under the terms of its agreement with Harpo, the Company has agreed, among other things, to pay Harpo production fees and to guarantee participation payments to Harpo with respect to the 1995-1996 and 1996-1997 seasons at levels which are substantially higher than those that were in effect prior to the 1995-1996 season. In addition, following the 1996-1997 season, profit sharing arrangements between Harpo and the Company previous-ly in effect were terminated and, in the 1997-1998 season and thereafter, the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favor-able to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow can be expected to decline.

          After the 1999-2000 television season, King World's right to distribute THE OPRAH WINFREY SHOW, if not renewed, will terminate. For several years, the Company has been, and is now, in the process of devel-oping new television shows for syndication that it hopes will gain wide-spread audience appeal and generate significant revenues and income for the Company. Two such shows, a talk show hosted by Roseanne and a new version of the game show HOLLYWOOD SQUARES, are scheduled to premiere in the 1998-1999 television season. Although the Company hopes to renew its distri-bution arrangements with Harpo for television seasons following the 1999-2000 season, there can be no assurance that (a) Harpo and Ms. Winfrey will

<PAGE 28>

continue to produce and host the show beyond that season; (b) even if they do continue to produce and host the show beyond that season, that the Company will be able to obtain the distribution rights for any such future season on terms favorable to the Company; or (c) that the revenues generat-ed by these or any other new shows will be sufficient to offset the loss of revenues and income that would result if such future distribution rights are not so obtained. The failure to renew such distribution rights on favorable terms, coupled with the failure of either or both of such new shows to gain widespread audience appeal, could be expected to have a material adverse effect on the Company's results of operations and finan-cial condition after the 1999-2000 television season.

           On January 2, 1996, the Company paid Harpo a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season, which was fully recouped as of August 31, 1997. In addition, on January 2, 1996 the Company paid an advance to Harpo of $65 million against Harpo's minimum participation payments for the 1997-1998 broadcast season, none of which had been recouped as of August 31, 1997. Subsequent to August 31, 1997, the Company also made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons. Based on the license agree-ments in place for such latter three broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

          The Company has used its cash reserves to make acquisitions of and investments in broadcast and related properties in the entertainment field, to repurchase shares of its Common Stock and to fund the cost of development, production and promotion of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. The Company recently formed a new division, King World Ventures, which has primary responsibility for the Company's investment and acquisition program including analysis of new business opportunities.

          On April 15, 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 5,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through August 31, 1997, 971,000 shares of Common Stock were repurchased in open market transactions for aggregate consider-ation of approximately $36.2 million or approximately $37.20 per share.
The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program

<PAGE 29>

will be financed out of the Company's available cash and liquid invest-ments.

          On May 16, 1997, a special dividend distribution of $2.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare addition-al cash dividends in the foreseeable future.

          The Company has entered into agreements with television stations for the future distribution of programming commencing with the 1997-1998 broadcast season and extending as far into the future as the 2001-2002 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 21, 1997, the gross amount of license fees under such agreements approximated $1.8 billion, of which approximately $1.0 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consol-idated financial statements of the Company in fiscal years subsequent to August 31, 1997 is subject to the Company's continued distribution of such programming. Such amounts do not include sales of advertising time re-tained during the broadcast of such programming or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          __________________________________________________________

          Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          ___________________________________________

          See the Financial Statements listed in the accompanying Index to Consolidated Financial Statements which appear elsewhere in this Annual Report. Information required by the schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          _____________________________________________

          None.

<PAGE 30>

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ____

Report of Independent Public Accountants . . . . . . . .     31

Consolidated Balance Sheets as of August 31, 1997
  and 1996 . . . . . . . . . . . . . . . . . . . . . . .     32

Consolidated Statements of Income for the years
  ended August 31, 1997, 1996 and 1995 . . . . . . . . .     34

Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1997, 1996 and 1995 . . . .     35

Consolidated Statements of Cash Flows for the years
  ended August 31, 1997, 1996 and 1995 . . . . . . . . .     36

Notes to Consolidated Financial Statements . . . . . . .     37

<PAGE 31>

                 Report of Independent Public Accountants
                 ________________________________________


To King World Productions, Inc.:

          We have audited the accompanying consolidated balance sheets of King World Productions, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King World Productions, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.


                                   Arthur Andersen LLP

New York, New York
October 24, 1997
<PAGE 32>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                      August 31,
                                                ______________________
                                                  1997          1996
                                                ________      ________
                                                (Dollars in thousands)

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . .   $317,782      $344,766
  Short-term investments. . . . . . . . . . .    234,677       153,969
  Accounts receivable (net of
    allowance for doubtful accounts
    of $4,101 and $4,196 in 1997
    and 1996, respectively) . . . . . . . . .     75,092        60,378
  Producer advances and
    deferred costs. . . . . . . . . . . . . .     74,652        74,824
  Other current assets. . . . . . . . . . . .      1,857         1,932
                                                ________      ________
    Total current assets. . . . . . . . . . .    704,060       635,869
                                                ________      ________


LONG-TERM INVESTMENTS, at cost,
    which approximates market value . . . . .    177,590       145,645
                                                ________      ________

FIXED ASSETS, at cost:
  Office and transportation equipment . . . .     12,522         4,893
  Furniture, leaseholds and other
    improvements. . . . . . . . . . . . . . .      6,255         5,865
  Film and videotape masters. . . . . . . . .      2,678         2,626
                                                ________      ________
                                                  21,455        13,384

  Less-accumulated depreciation and
    amortization. . . . . . . . . . . . . . .    (11,706)      (10,503)
                                                ________      ________

                                                   9,749         2,881


PRODUCER ADVANCES
  AND OTHER ASSETS. . . . . . . . . . . . . .     10,668        69,746
                                                ________      ________

                                                $902,067      $854,141
                                                ========      ========



             The accompanying Notes to Consolidated Financial
         Statements are an integral part of these balance sheets.

<PAGE 33>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      August 31,
                                                ----------------------
                                                  1997          1996
                                                --------      --------
                                                (Dollars in thousands)

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities . . . . . . . . . . . . . . .  $  18,014      $ 15,237
  Payable to producers and others . . . . . .     69,599        71,920
  Income taxes payable. . . . . . . . . . . .     30,372        29,099
                                                ________      ________
      Total current liabilities                  117,985       116,256
                                                ________      ________



COMMITMENTS AND CONTINGENCIES
  (Note 4)


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued . . . . . . . . . . . . . . .         --            --
  Common stock, $.01 par value;
    75,000,000 shares authorized,
    51,039,211 and 50,734,739
    shares issued in 1997 and 1996,
    respectively. . . . . . . . . . . . . . .        510           507
  Paid-in capital . . . . . . . . . . . . . .    124,497       110,666
  Retained earnings . . . . . . . . . . . . .  1,001,190       932,651
  Treasury stock, at cost; 14,413,594
    and 13,442,594 shares in 1997 and
    1996, respectively. . . . . . . . . . . .   (342,115)     (305,939)
                                                ________      ________

                                                 784,082       737,885
                                                ________      ________

                                               $ 902,067      $854,141
                                               =========      ========






             The accompanying Notes to Consolidated Financial
         Statements are an integral part of these balance sheets.

<PAGE 34>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended August 31,
                                            -----------------------------
                                              1997       1996       1995
                                            --------   --------   --------

                                            (Dollars in thousands except
                                                  per share data)

REVENUES. . . . . . . . . . . . . . .        $671,277  $663,426  $574,186
                                             ________  ________  ________

EXPENSES:
  Producers' fees, programming and
    other direct operating costs. . .         395,489   397,494   341,536
  Selling, general and admini-
    strative expenses . . . . . . . .          83,507    74,347    70,234
                                             ________  ________  ________

                                              478,996   471,841   411,770
                                             ________  ________  ________

  Income from operations. . . . . . .         192,281   191,585   162,416

INTEREST AND DIVIDEND INCOME. . . . .          29,645    25,965    20,842

NONRECURRING GAIN - Sale of
  Buffalo Broadcasting Co. Inc. . . .              --    14,060        --
                                             ________  ________  ________

  Income before provision for
    income taxes. . . . . . . . . . .         221,926   231,610   183,258


PROVISION FOR INCOME TAXES. . . . . .          78,544    81,610    65,946
                                             ________  ________  ________


  Net income. . . . . . . . . . . . .        $143,382  $150,000  $117,312
                                             ========  ========  ========


PRIMARY EARNINGS PER SHARE. . . . . .           $3.82     $3.98     $3.14
                                             ========  ========  ========






The accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

<PAGE 35>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock   Paid-in   Retained   Treasury
                         ________________
                         Shares       $    Capital   Earnings   Stock
                         __________  ____  _______   ________   ________
                                     (Dollars in thousands)

Balance -
  August 31, 1994 . . .  49,722,218  $497  $ 82,171  $  665,339 $(288,930)
  Exercise of stock
    options . . . . . .     171,527     2     5,457          --         --
  Purchase of treasury
    stock . . . . . . .          --    --        --          --    (6,111)
  Net income. . . . . .          --    --        --     117,312         --
                        ___________  ____  ________  __________  _________

Balance -
  August 31, 1995 . . .  49,893,745   499    87,628     782,651  (295,041)
  Exercise of stock
    options . . . . . .     840,994     8    23,038          --         --
  Purchase of treasury
    stock . . . . . . .          --    --        --          --   (10,898)
  Net income. . . . . .          --    --        --     150,000         --
                        ___________  ____  ________  __________  _________
Balance -
  August 31, 1996 . . .  50,734,739   507   110,666     932,651  (305,939)
  Exercise of stock
    options . . . . . .     304,472     3    13,831          --         --
  Purchase of treasury
    stock . . . . . . .          --    --        --          --   (36,176)
  Special dividend. . .          --    --        --    (74,843)         --
  Net income. . . . . .          --    --        --     143,382         --
                        ___________  ____  ________  __________  _________
Balance -
  August 31, 1997 . . .  51,039,211 $ 510  $124,497  $1,001,190 $(342,115)
                        ===========  ====  ========  ========== ==========


             The accompanying Notes to Consolidated Financial
           Statements are an integral part of these statements.

<PAGE 36>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended August 31,
                                            _____________________________
                                               1997        1996     1995
                                            ___________ _________ ________
                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . .$143,382  $150,000  $117,312
    Items not affecting cash:
       Gain on sale of Buffalo
         Broadcasting Co. Inc.. . . . . . . .     --    (14,060)       --
       Depreciation and amortization. . . . .  1,203        800       606
    Change in assets and liabilities:
       Accounts receivable. . . . . . . . . .(14,597)    (9,022)  (10,095)
       Producer advances and
         deferred costs . . . . . . . . . . . 60,173    (46,740)   (6,271)
       Accounts payable and accrued
         liabilities. . . . . . . . . . . . .  2,777      4,167    (3,710)
       Payable to producers and
         others . . . . . . . . . . . . . . . (2,321)     1,829     4,702
       Income taxes payable . . . . . . . . .  1,273      3,469      (428)
       Other, net . . . . . . . . . . . . . .    (965)    3,391      (163)
                                            ________   ________  ________
  Net cash provided by operating
    activities. . . . . . . . . . . . . . . . 190,925    93,834   101,953
                                            ________   ________  ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in investments. . . . .(112,653) (217,485)    6,062
  Proceeds from sale of Buffalo
    Broadcasting Co. Inc. . . . . . . . . . .     --      9,802        --
  Additions to fixed assets . . . . . . . . .  (8,071)     (429)   (2,324)
                                            ________   ________  ________
  Net cash (used in) provided by
    investing activities. . . . . . . . . . .(120,724) (208,112)    3,738
                                            ________   ________  ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock . . . . . . . . . . . . . . . . . . 13,834     23,046     5,459
  Purchase of treasury stock. . . . . . . . . (36,176)  (10,898)   (6,111)
  Payment of special dividend . . . . . . . .   (74,843)      --       --
                                            ________   ________  ________
  Net cash (used in) provided by
    financing activities. . . . . . . . . . . (97,185)   12,148      (652)
                                            ________   ________  ________

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS. . . . . . . . . . . .(26,984)  (102,130)  105,039
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR . . . . . . . . . . . . . 344,766   446,896   341,857
                                            ________   ________  ________
CASH AND CASH EQUIVALENTS AT
  END OF YEAR . . . . . . . . . . . . . . . . $317,782 $344,766  $446,896
                                            ========   ========  ========


             The accompanying Notes to Consolidated Financial
           Statements are an integral part of these statements.

<PAGE 37>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          License fees for non-first-run syndicated properties are recog-nized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period and when certain other conditions are satisfied.

<PAGE 38>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Principal properties
____________________

          The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!; and INSIDE EDITION, a first-run syndicated series produced and distributed by the Company. THE OPRAH WINFREY SHOW accounted for approximately 40%, 39% and 37% of revenues in fiscal 1997, 1996 and 1995, respectively. WHEEL OF FORTUNE accounted for approximately 20%, 19% and 21% of revenues in fiscal 1997, 1996 and 1995, respectively. JEOPARDY! accounted for approximately 17%, 17% and 18% of revenues in fiscal 1997, 1996 and 1995, respectively. INSIDE EDITION accounted for approximately 8% of revenues in fiscal 1997, 1996 and 1995.

          The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc. ("Harpo"), the producer of the series. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-2000 television season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season.

          Under the terms of its agreement with Harpo, the Company has agreed, among other things, to pay Harpo production fees and to guarantee participation payments to Harpo at levels which are substantially higher than those that were in effect prior to the 1995-1996 season. In addition, in the 1997-1998 season and thereafter, profit sharing arrangements between Harpo and the Company currently in effect will terminate and the Company will instead receive distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow can be expected to decline.

          After the 1999-2000 television season, King World's right to distribute THE OPRAH WINFREY SHOW, if not renewed, will terminate. For several years, the Company has been, and is now, in the process of devel-oping new television shows for syndication that it hopes will gain wide-spread audience appeal and generate significant revenues and income for the Company. Two such shows, a talk show hosted by Roseanne and a new version of the game show HOLLYWOOD SQUARES, are scheduled to premiere in the 1998-1999 television season. Although the Company hopes to renew its distri-bution arrangements with Harpo for television seasons following the 1999-2000 season, there can be no assurance that (a) Harpo and Ms. Winfrey will continue to produce and host the show beyond that season; (b) even if they do continue to produce and host the show beyond that season, that the Company will be able to obtain the distribution rights for any such future season on terms favorable to the Company; or (c) that the revenues generat-ed by these or any other new shows will be sufficient to offset the loss of revenues and income that would result if such future distribution rights are not so obtained. The failure to renew such distribution rights on favorable terms, coupled with the failure of either or both of such new shows to gain widespread audience appeal, could be expected to have a

<PAGE 39>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

material adverse effect on the Company's results of operations and finan-cial condition after the 1999-2000 television season.

          The Company's agreements with Columbia TriStar Television provide that the Company shall be the exclusive distributor for WHEEL OF FORTUNE and JEOPARDY! so long as the Company has obtained sufficient broadcast commitments to cover such series' respective production and distribution costs and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for "strip" first-run syndication so long as the Company is distributing WHEEL OF FORTUNE or JEOPARDY!. On September 16, 1997, the Company and Columbia TriStar Television announced their agreement to co-produce a new version of the game show HOLLYWOOD SQUARES, which will be distributed by the Company in first-run syndication for debut in the Fall of 1998.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

          Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to program-ming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct, the Company's direct response marketing subsidiary. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as such revenues are earned. The share of revenues payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertis-ing time are received from television stations and advertisers.

Selling, general and administrative expenses
____________________________________________

          Selling, general and administrative expenses include advertising and promotion costs associated with programming distributed by the Company, which amounted to $33,150,000, $31,329,000 and $28,084,000 in fiscal 1997,
1996 and 1995, respectively. These amounts include the producers' share of such costs.

<PAGE 40>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Cash equivalents and short-term investments
___________________________________________

          Cash equivalents and short-term investments are comprised princi-pally of municipal obligations, money market funds, money market preferred investments, commercial paper and United States Treasury and other agency obligations whose maturities are one year or less and are carried at amor-tized cost, which approximates market value. The Company considers its highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Producer advances and deferred costs
____________________________________

          Producer advances and deferred costs include production and promotion costs, as well as talent and producer participation advances, in connection with certain first-run syndicated programs distributed by the Company for broadcast during seasons subsequent to August 31, 1997. Such costs are charged to expense as the revenues from such programs are earned. Advances are recouped from the share of revenues payable by the Company to producers, talent and others.

           On January 2, 1996, the Company paid Harpo a $65 million advance against its minimum participation payments for the 1996-1997 broadcast season, which was fully recouped as of August 31, 1997. In addition, on January 2, 1996 the Company paid an advance to Harpo of $65 million against Harpo's minimum participation payments for the 1997-1998 broadcast season, none of which had been recouped as of August 31, 1997. Subsequent to August 31, 1997, the Company also made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons. Based on the license agree-ments in place for such latter three broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

Long-term investments
_____________________

          Long-term investments are comprised principally of intermediate-term municipal obligations and United States Treasury and other agency obligations whose maturities are between one and two years and are carried at amortized cost which approximates market value.

<PAGE 41>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Fixed assets
____________

          Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes, with estimated useful lives of 3 to 5 years for furniture, office and transportation equipment and 5 years for film and videotape masters. Leaseholds and other improvements are amortized over the shorter of their useful lives and the lease term. Depreciation and amortization expense was approximately $1,203,000, $800,000 and $606,000 in fiscal 1997, 1996 and 1995, respectively. Certain prior period amounts have been reclassified to conform with current year presentation.

Stockholders' equity
____________________

          Primary earnings per share has been computed using the weighted average number of common shares outstanding of 37,496,000, 37,684,000 and 37,343,000 for the fiscal years ended August 31, 1997, 1996 and 1995, respectively, which includes the dilative effect from the assumed exercise of vested and unvested stock options outstanding as of the end of each year reported. The difference between primary and fully diluted earnings per share for each such fiscal year was not significant.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 eliminates the presentation of primary earnings per share and requires the presentation of basic earnings per share, which excludes common stock equivalents and their related dilution and diluted earnings per share, which includes the potential dilution from all common stock equivalents including options, warrants and convertible securities. The Company will implement SFAS 128 beginning with the first quarter of fiscal 1998. The implementation of SFAS 128 is not anticipated to have a material effect on reported earnings per share of the Company.

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

<PAGE 42>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies (continued)

Industry segments and customers
_______________________________

          The Company operates in one business segment, television program-ming. The Company's major customers and principal facilities are located within the United States. In the 1997, 1996 and 1995 fiscal years, approximately 13%, 12% and 14%, respectively, of the Company's revenues were derived from license fees under contracts with a single broadcast group.

Use of estimates
________________

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

(2)  Pension and profit sharing plans

          The Company maintains the King World Productions, Inc. Retirement Savings Plan with an employee pre-tax salary deferral contribution program under Section 401(k) of the Internal Revenue Code. Under the plan, employer matching contributions may not exceed 3% of annual compensation per employee and employer fixed contributions are limited to 3% of annual salary per employee, subject to a maximum total employer contribution of approximately $9,500 per employee for fiscal 1997. The plan covers substantially all of the Company's employees other than those involved in the production of programming produced by the Company.

          Contributions by the Company to the plan were approximately $576,000, $491,000 and $372,000 in fiscal 1997, 1996 and 1995, respective-
ly.

<PAGE 43>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Income taxes

          The components of the Company's provision for income taxes are summarized as follows:

                                                Year Ended August 31,
                                         __________________________________
                                             1997       1996      1995
                                             ____       ____      ____
                                                    (Dollars in thousands)

Federal:
  Current . . . . . . . . . . . . . . .    $64,824   $71,525   $56,741
  Deferred. . . . . . . . . . . . . . .      1,562    (2,293)     (858)
                                           _______   _______   _______

                                            66,386    69,232    55,883
                                           _______   _______   _______

State and local:
  Current . . . . . . . . . . . . . . .     12,067    12,511    10,113
  Deferred. . . . . . . . . . . . . . .         91      (133)      (50)
                                           _______   _______   _______

                                            12,158    12,378    10,063
                                           _______   _______   _______

      Total . . . . . . . . . . . . . .    $78,544   $81,610   $65,946
                                           =======   =======   =======


          Deferred income taxes and benefits are provided for any income and expense items that are recognized in different years for tax return and financial reporting purposes. No individual temporary difference gives rise to significant deferred tax assets or liabilities.

          The current provision in each period presented above does not include reductions to income taxes payable attributable to the exercise of stock options. See Note 5.

          Following is a reconciliation of the Company's provision for income taxes to the tax computed at the U.S. statutory rate:



                                                Year Ended August 31,
                                          _________________________________
                                             1997       1996       1995
                                                    (Dollars in thousands)

Tax at U.S. statutory
  rate. . . . . . . . . . . . . . . . .    $77,674   $81,064   $64,140
State tax provision, net
  of Federal benefit. . . . . . . . . .      7,903     8,046     6,541
Tax-exempt interest and
  dividend income . . . . . . . . . . .     (6,892)   (5,370)   (4,799)
Other, net. . . . . . . . . . . . . . .       (141)   (2,130)       64
                                           _______   _______   _______
                                           $78,544   $81,610   $65,946
                                           =======   =======   =======



          Income taxes paid approximated $73.3 million, $76.8 million and $64.6 million in fiscal 1997, 1996 and 1995, respectively.

<PAGE 44>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Commitments and contingencies

License fees
____________

          The Company has entered into agreements with television stations for the future distribution of programming in television seasons commencing with the 1997-1998 season and extending as far into the future as the 2001-2002 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of October 21, 1997, the gross amount of license fees under such agreements approximated $1.8 billion, of which approximately $1.0 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1997 is subject to the Company's continued distribution of such programming. Such amounts do not include sales of advertising time retained during the broadcast of such programming or foreign license fees and do not reflect the production costs to be incurred for programming produced by King World.

Operating leases
________________

          Rent expense under operating leases covering office facilities, production studios and equipment amounted to approximately $2,849,000, $2,559,000 and $2,548,000 for fiscal 1997, 1996 and 1995, respectively.
Office and studio leases are subject to price escalations for certain costs. Aggregate future minimum rental commitments for these leases as of August 31, 1997 were as follows:

                         Year Ending August 31,
                         ______________________
                         (Dollars in thousands)

         1998 . . . . . . . . . . . . .         $2,256
         1999 . . . . . . . . . . . . .          1,496
         2000 . . . . . . . . . . . . .          1,473
         2001 . . . . . . . . . . . . .          1,487
         2002 . . . . . . . . . . . . .          1,140

<PAGE 45>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Commitments and contingencies (continued)

Employment and production agreements
____________________________________

          As of August 31, 1997, the Company had entered into employment agreements and agreements with independent contractors relating to program-ming being or to be produced by King World which provide for aggregate minimum annual compensation as follows:

                    Year Ending August 31,
                    ______________________
                    (Dollars in thousands)

         1998 . . . . . . . . . . . . .        $23,500
         1999 . . . . . . . . . . . . .          8,670
         2000 . . . . . . . . . . . . .          5,588
         2001 . . . . . . . . . . . . .              0
         2002 . . . . . . . . . . . . .              0

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for fiscal 1997, which include all amounts payable in accordance with the terms of such employment agreements.

Legal matters
_____________

          The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of manage-ment, the amount of ultimate liability, if any, with respect to such actions will not have a material adverse effect on the results of opera-tions and financial position of the Company.

(5)  Stock plans

          In fiscal 1997, the Company adopted the 1996 Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Option/Stock Plan"), which amended and restated the Company's 1995 Amended and Restated Stock Option and Restricted Stock Purchase Plan and reserved 500,000 additional shares for grants and awards thereunder. The Option/Stock Plan provides for grants of incentive stock options ("ISOs") and non-qualified stock options, as well as awards of shares of restricted stock, subject to certain conditions. The Option/Stock Plan is currently administered by

<PAGE 46>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

the Compensation Committee of the Board of Directors.

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

          For non-qualified stock options granted pursuant to the Option/Stock Plan, the exercise price of options may be more than, less than or equal to the fair market value of the shares on the date of grant (in the discretion of the Compensation Committee), and the options may be immediately exercisable (in the discretion of the Compensation Committee) and may have a term in excess of ten years. Employees, directors and officers of, and consultants or suppliers to, the Company and its subsid-iaries may be granted non-qualified stock options under the Option/Stock Plan.

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

          In fiscal 1997, the Company also adopted the Salesforce Bonus Plan (the "Salesforce Plan"), and reserved 500,000 shares for grants of options thereunder. The Salesforce Plan provides for grants of non-qualified stock options and certain cash bonuses, subject to certain conditions. The Salesforce Plan is currently administered by the Board of Directors and by the Chairman of the Board of the Company, who is also the head of the Company's salesforce. Any person employed by, or performing services for, the sales department of the Company or any subsidiary of the Company on a full-time basis (excluding directors and officers of

<PAGE 47>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

the Company) is eligible to receive stock options and cash bonuses under the Salesforce Plan.

          The exercise price of options granted under the Salesforce Plan must be equal to the fair market value of the shares on the date of grant, and the options shall vest at a rate of 20% at the end of each of the first three years from the date of grant and 40% at the end of the fifth year from grant and shall expire on the date ten years from the date of grant.

          In fiscal 1989, the Company adopted the Incentive Equity Plan for Senior Executives, pursuant to which an aggregate 2,550,000 shares of Common Stock were reserved for issuance to the Company's Chairman of the Board, President and Chief Executive Officer (who is now its Vice Chairman and Chief Executive Officer), and Executive Vice President and Chief Operating Officer, upon the exercise of options granted thereunder. Each of the Chairman of the Board and the President and Chief Executive Officer was granted non-qualified stock options to purchase 1,200,000 shares of Common Stock, 975,000 at an exercise price of $15.75 (the approximate fair market value on the date of grant) and 225,000 at an exercise price of $.01; the Executive Vice President was granted non-qualified stock options to purchase 150,000 shares of Common Stock, 120,000 at an exercise price of $15.75 and 30,000 at an exercise price of $.01. No additional options may be granted under the Executive Plan.

<PAGE 48>

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

          The following table summarizes stock option activity at August 31 and for the fiscal years then ended:

                       1997                1996              1995
                           Weighted            Weighted           Weighted
                           Average             Average            Average
                           Exercise            Exercise           Exercise
                 Shares    Price     Shares    Price     Shares   Price
                 _______   ________  ________  ________  _______  ________
Outstanding at
  beginning of
  year          5,120,987   $35.29  2,220,402   $27.34  2,498,529   $27.52
    Granted     1,477,667   $36.10  3,427,500   $39.49     73,000   $36.89
    Exercised    (299,051)  $38.86   (396,415)  $40.29   (171,527)  $36.89
    Canceled     (258,000)  $40.04   (130,500)  $38.05   (179,600)  $39.39
                _________           _________           _________
Outstanding at
  end of year   6,041,603   $35.41  5,120,987   $35.29  2,220,402   $27.34
                =========           =========           =========
Exercisable at
  end of year   2,457,436   $31.82  1,898,687   $29.03  1,311,102   $22.42
                =========           =========           =========

          The following table summarizes stock options outstanding and exercisable at August 31, 1997:

          Options Outstanding                Options Exercisable
          ___________________                ___________________

                          Weighted
                           Average   Weighted               Weighted
Range of                  Remaining  Average                Average
Exercise                    Life     Exercise               Exercise
 Prices     Shares        (in years)  Price     Shares        Price
________   ___________    __________ ________  ___________  _________

$.01 to
$15.75       494,436       1.5       $12.73     494,436      $12.73

$15.83 to
$28.50       233,400       3.3       $23.59     232,400      $23.59

$28.63 to
$38.88     2,241,767       8.4       $35.99     510,600      $35.65

$39.19 to
$43.58     3,072,000       8.2       $39.53   1,220,000      $39.52
                 ___________                          __________
                   6,041,603                           2,457,436
                 ===========                          ==========


          In addition, in connection with the extensions of the Company's rights to distribute THE OPRAH WINFREY SHOW for the 1993-1994, 1994-1995 and 1995-1996 broadcast seasons, the Company granted options to the princi-pals of Harpo to purchase an aggregate 1.5 million shares of Common Stock.

<PAGE 49>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

All of such options were fully vested at the time of grant and have a term of ten years. An aggregate 450,000 options were exercised on March 27, 1996, at an exercise price of $25.50 per share, and as of August 31, 1997,
1.05 million options remained outstanding, of which 550,000 bear exercise prices of $25.50 per share and 500,000 bear exercise prices of $33.625 per share (the closing market prices of the Common Stock as of the respective dates of such grants). On October 6, 1995, in connection with Harpo's and Ms. Winfrey's commitment to continue to produce and host the show for the 1996-1997 and 1997-1998 broadcast seasons, the Company granted options to the principals of Harpo to purchase an additional 500,000 shares of Common Stock. All of such options were fully vested at the time of grant, have a term of ten years and have an exercise price of $36.00 per share (the closing market price of the Common Stock on the date of grant). None of such options have been exercised. On September 15, 1997, in connection with Harpo's and Ms. Winfrey's commitment to continue to produce and host the show for the 1998-1999 and 1999-2000 broadcast seasons, the Company granted options to the principals of Harpo to purchase an additional 500,000 shares of Common Stock. All of such options were fully vested at the time of grant, have a term of ten years and have an exercise price of $39.31 per share (the closing market price of the Common Stock on the date of grant). None of such options have been exercised.

          In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company accounts for employee stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost is recognized only when employee stock options are granted at an exercise price lower than that of the market price of the stock on the date of grant. The Company generally does not recognize compensation expense with respect to stock option grants.

          For stock options granted by the Company after August 31, 1995, SFAS 123 requires that pro forma information regarding net income and earnings per share be disclosed as if the Company had accounted for its options under the fair value method outlined in SFAS 123, which requires a compensation charge to earnings for all options granted during the period. The fair value of the Company's options was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of highly subjective assumptions, including the expected stock price volatility and expected life of such options. Because the Company's stock options granted to employees have characteristics signifi-cantly different from those of traded options (for which the Black-Scholes

<PAGE 50>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

model was created) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Company stock options granted to employees.

          The fair value of the Company's stock options granted to employ-ees was estimated using the following weighted average assumptions at August 31:


                                 1997           1996
                              __________     __________

     Expected life (in years)     6.5            6.5
     Risk-free interest rate      6.5%           6.5%
     Volatility                  30.0%          30.0%
     Dividend yield                 0%             0%

          The weighted average estimated fair value of employee stock options granted during fiscal 1997 and fiscal 1996 was $16.25 and $17.59 per share, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is generally amortized to compensation expense over the options' vesting period. The Company's pro forma net income and earnings per share compared to that actually reported at August 31 are as follows:



                                               1997      1996
                                             ________  ________

Net income (in thousands)     As reported    $143,382  $150,000
                              Pro forma       134,720   139,762

Earnings per share            As reported       $3.82     $3.98
                              Pro forma          3.63      3.76

          The effects on the pro forma disclosures of applying SFAS 123 to fiscal 1997 and fiscal 1996 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, and the estimated fair value of the options is generally amortized over the five-year vesting period of the Company's employee stock options, the pro forma effect will not be fully reflected until fiscal 2000.

          The Company realizes a tax benefit in respect of non-qualified stock options based on the difference between the exercise price of the Common Stock subject to the option and the market price thereof on the date

<PAGE 51>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock plans (continued)

of exercise. Tax deductions related to compensation expense in excess of that taken for financial reporting purposes are added to paid-in capital in the period of the tax deduction. The amount of such tax deductions added to paid-in capital approximated $3,976,000, $1,342,000 and $1,758,000 in fiscal 1997, 1996 and 1995, respectively.


(6)  Special dividend and stock repurchases

          On May 16, 1997, a special dividend distribution of $2.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend.

          On April 15, 1997, the Company announced that the Board of Direc-tors had approved a program to repurchase up to 5,000,000 shares of its Common Stock from time to time in the open market and in privately negoti-ated transactions. Through August 31, 1997, 971,000 shares of Common Stock were repurchased in open market transactions for aggregate consideration of approximately $36.2 million or approximately $37.20 per share. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advan-tageous to do so. Purchases under the share repurchase program will be financed out of the Company's available cash and liquid investments.

<PAGE 52>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  Quarterly financial summaries (unaudited)

                       1st        2nd       3rd        4th       Fiscal
                     Quarter    Quarter   Quarter    Quarter      Year
                     _______    _______   _______    _______    ________
                           (Dollars in thousands except per share data)

Fiscal 1997:
___________
Revenues. . . .     $164,287   $175,169  $166,751   $165,070   $671,277
Revenues less
  direct costs.       65,481     71,405    69,006     69,896    275,788
Income before
  provision
  for income
  taxes . . . .       53,923     57,185    54,890     55,928    221,926
Net income. . .       34,967     36,677    35,705     36,033    143,382
Primary earnings
  per share . .         $.93       $.97      $.95       $.97      $3.82
                     ======================================================


                       1st        2nd       3rd        4th       Fiscal
                     Quarter    Quarter   Quarter    Quarter      Year
                     _______    _______   _______    _______    ________
                           (Dollars in thousands except per share data)

Fiscal 1996:
___________
Revenues. . . .     $162,139   $176,784  $165,763   $158,740   $663,426
Revenues less
  direct costs.       64,048     68,744    67,115     66,025    265,932
Income before
  provision
  for income
  taxes . . . .    66,320(1)     55,393    55,227     54,670    231,610(1)
Net income. . .    43,662(1)     35,162    35,186     35,990    150,000(1)
Primary earnings
  per share . .     $1.17(1)       $.93      $.92       $.95      $3.98(1)
                    =======================================================

____________________________

(1) Income before provision for income taxes, net income and primary earnings per share include a nonrecurring gain of approximately $14.1 million, $10.3 million and $.27, respectively, as a result of the Company's sale of Buffalo Broadcasting Co. Inc. to LIN Television Corporation for $95 million in cash which closed in October 1995. See Note 8.

(8)  Buffalo Broadcasting Co. Inc.

       In October 1995 the Company closed its agreement to sell WIVB-TV, the CBS-affiliated VHF television station in Buffalo, New York, to LIN Television Corporation for $95 million in cash. As a result of this trans-action, the Company recorded a nonrecurring gain of approximately $14.1 million, of which approximately $9.8 million represents cash proceeds to the Company from the sale. The remaining $4.3 million of such gain repre-sents the reversal of previously recognized accounting losses (with no associated income tax effect) in excess of the Company's original invest-ment.

       The Company acquired Buffalo Broadcasting Co. Inc. ("Buffalo") in December 1988 in a highly leveraged transaction. In April 1992, the Company and Buffalo's lenders entered into an agreement providing for a financial restructuring of Buffalo effective August 4, 1992. As a result of such restructuring, Buffalo ceased to be a consolidated subsidiary of King World. The Company's investment in Buffalo subsequent to the restruc-turing was carried at cost.

<PAGE 53>
                                 PART III
                                 ________

          The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which is to be filed pursuant to Regula-tion 14A not later than December 29, 1997.

                                  PART IV
                                  _______

Item 10.  EXHIBITS, FINANCIAL STATEMENTS
          AND REPORTS ON FORM 8-K
          ______________________________

          (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements which appears on page 30 of this Annual Report.

     (3)  Exhibits:
          ________

Exhibit
Number    Description
_______   ___________

3.1. Registrant's Restated Certificate of Incorporation (in-corporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 2-93987).

3.2.      Certificate of Amendment to the Registrant's Restated
          Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Registration State-ment No. 33-8357).

3.3.      Registrant's By-laws, as amended through June 25, 1997.

10.1.     Agreement dated July 12, 1984 between Leo A. Gutman,
          Inc. and the Registrant with exhibits (incorporated by reference to Exhibit 10.3 to the Registrant's Registra-tion Statement No. 2-93987).

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

______________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

<PAGE 54>

          to Exhibit 10.7 to the Registrant's Registration State-ment No. 2-93987).

10.4.* Amendment, dated April 23, 1990, to the Distribution Agreement dated December 15, 1982, between Califon Pro-ductions, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

10.5.* Distribution Agreement dated November 1, 1983, between Califon Productions, Inc. and the Registrant, with amendment dated March 26, 1984 (incorporated by refer-ence to Exhibit 10.9 to the Registrant's Registration Statement No. 2-93987).

10.6. Employment Agreement, dated December 20, 1995, between Mr. Roger King and the Registrant (incorporated by ref-erence to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended Febru-ary 29, 1996).

10.7. Employment Agreement, dated December 20, 1995, between Mr. Michael King and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended Febru-ary 29, 1996).

10.8.     Employment Agreement, date as of June 6, 1997 between
          Jules Haimovitz and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
          Report on Form 10-Q for the fiscal quarter ended
          May 31, 1997).






______________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

10.9. Employment Agreements between the Registrant and the individuals named below:

          Name of Employee
          or Consultant            Date of Agreement
          ________________         _________________

          Steven Hirsch . . . . .  September 3, 1996
          Jonathan Birkhahn . . .  September 1, 1996
          Michael Spiessbach. . .  September 3, 1996
          Robert V. Madden. . . .  September 3, 1996

<PAGE 55>

          (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996).

10.10. King World Productions, Inc. Retirement Savings Plan dated September 17, 1992 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.11.    1996 Amended and Restated Stock Option and Restricted
          Stock Purchase Plan of the Registrant.

10.12. Incentive Equity Compensation Plan for Senior Exec-utives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement
          No. 33-30695).

10.13. Form of Indemnification Agreement between the Regis-trant and the Registrant's directors (incorporated by reference to Exhibit 10.15 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended
          August 31, 1992).

10.14.* Agreement dated January 30, 1987 between the Registrant and Harpo, Inc. and amendment thereto dated July 29, 1988 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.15.* Amendment dated as of October 15, 1989 to the Agreement dated January 30, 1987 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

______________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

10.16.* Agreement dated as of March 17, 1994 between the Regis-trant and Harpo, Inc. (incorporated by reference to 8-
          K/A dated May 18, 1994).

10.17.* Agreement dated as of October 6, 1995 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 29,
          1996).

10.18. Stock Option Agreement dated as of January 28, 1991 between the registrant and Oprah Winfrey (incorporated by reference to Exhibit 10.2 to the Registrant's Regis-tration Statement No. 33-71696).

10.19. Stock Option Agreement dated as of January 28, 1991 between the registrant and Jeffrey D. Jacobs (incor-porated by reference to Exhibit 10.3 to the Registrant's Registration Statement No. 33-71696).

10.20. Form of Stock Option Agreement between the registrant and Oprah Winfrey (incorporated by reference to Exhibit
          10.19 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.21. Form of Stock Option Agreement between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.20 to the Registrant's Annual report on Form
          10-K for the fiscal year ended August 31, 1995).

10.22.** Settlement Agreement, dated as of September 15, 1997, by and among Califon Productions, Inc. on Jeopardy Productions, Inc., Sony Pictures Entertainment Inc., The Game Show Network, L.P. and the Registrant.

10.23.* Letter Agreement, dated October 1, 1991, between Orion Pictures Corporation and the Registrant, under which Orion Picture Corporation transferred to the Registrant trademark, copyright and other property rights as more fully described therein to the television series enti-tled "Hollywood Squares" with accompanying Security Agreement and Assignment.

10.24**   Agreement made and entered into on the 14th day of May,
          1997, by and between K.W.M., Inc. and Full Moon & High
          Tide Productions, Inc., providing the services of
          Roseanne.
__________________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**   Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

<PAGE 57>

10.25.* Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).

10.26.* Amendment dated as of September 19, 1991 to the Agree-ment dated as of June 2, 1988 between King World F.S.C.
          Corporation and Unilever N.V.

10.27** Amendment dated June 13, 1994 to the Agreement dated June 2, 1988, as amended as of June 13, 1989 and Sep-tember 19, 1991, between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit
          10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).

10.28** Amendment dated as of July 11, 1995 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991 and as of June 13, 1994 between King World F.S.C. Corporation and Unilever N.V. (incorporat-ed by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

10.29* Amendment dated as of September 1, 1996 to the Agree-ment dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991, June 13, 1994 and July 11,
          1995 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996).

21.1.     List of Subsidiaries of the Registrant.

23.1.     Consent of Independent Public Accountants.


__________________________

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**   Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

<PAGE 58>

          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1997:

          None.

               For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which under-taking shall be incorporated by reference into registrant's Registra-tion Statement on Form S-8 No. 33-30695 (filed August 24, 1990):

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, offi-cers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforce-able. In the event that a claim for indemnification against such liabilities (other than for the payment by the regis-trant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemni-fication by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

<PAGE 59>
                                SIGNATURES
                                __________


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 24, 1997      KING WORLD PRODUCTIONS, INC.

                              By /s/ Steven A. LoCascio
                                 Steven A. LoCascio
                                 Senior Vice President and
                                 Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                    Date
_________                _____                    ____


/s/ Michael King         Vice Chairman and        November 24, 1997
Michael King             Chief Executive Officer
                         and Director (principal
                         executive officer)




/s/ Roger King           Director                 November 18, 1997
Roger King



/s/ Diana King           Director                 November 18, 1997
Diana King



/s/ Richard King         Director                 November 18, 1997
Richard King



/s/ Ronald S. Konecky    Director                 November 21, 1997
Ronald S. Konecky



/s/ James M. Rupp        Director                 November 23, 1997
James M. Rupp

<PAGE 60>



/s/ Joel Chaseman        Director                 November 19, 1997
Joel Chaseman



/s/ Steven A. LoCascio   Senior Vice President    November 24, 1997
Steven A. LoCascio       and Chief Financial
                         Officer (principal
                         financial and accounting
                         officer)

<PAGE #>
                               EXHIBIT INDEX
                               _____________

Exhibit
No.       Description                                                  Page
_______   ___________                                                  ____

3.1. Registrant's Restated Certificate of Incorporation (in-corporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 2-93987).

3.2.      Certificate of Amendment to the Registrant's Restated
          Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Registration State-ment No. 33-8357).

3.3.      Registrant's By-laws, as amended through June 25, 1997.

10.1.     Agreement dated July 12, 1984 between Leo A. Gutman,
          Inc. and the Registrant with exhibits (incorporated by reference to Exhibit 10.3 to the Registrant's Registra-tion Statement No. 2-93987).

10.2. Agreements dated August 6, 1970, July 31, 1970, and May 29, 1969, between Hal Roach Studios, Inc. and the Registrant, with amendment dated June 8, 1983 and exhibits (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement No. 2-93987).

10.3.* Distribution Agreement dated December 15, 1982, between Califon Productions, Inc. and the Registrant, with amendment dated July 8, 1983 (incorporated by reference to Exhibit 10.7 to the Registrant's Registration State-ment No. 2-93987).

10.4.* Amendment, dated April 23, 1990, to the Distribution Agreement dated December 15, 1982, between Califon Pro-ductions, Inc. and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

10.5.* Distribution Agreement dated November 1, 1983, between Califon Productions, Inc. and the Registrant, with amendment dated March 26, 1984 (incorporated by refer-ence to Exhibit 10.9 to the Registrant's Registration Statement No. 2-93987).



___________________________
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

<PAGE #>

Exhibit
No.       Description                                                  Page
_______   ___________                                                  ____



10.6. Employment Agreement, dated December 20, 1995, between Mr. Roger King and the Registrant (incorporated by ref-erence to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended Febru-ary 29, 1996).

10.7. Employment Agreement, dated December 20, 1995, between Mr. Michael King and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended Febru-ary 29, 1996).

10.8. Employment Agreement, date as of June 6, 1997 between Jules Haimovitz and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997).

10.9. Employment Agreements between the Registrant and the individuals named below:

          Name of Employee
          or Consultant            Date of Agreement
          ________________         _________________

          Steven Hirsch . . . . .  September 3, 1996
          Jonathan Birkhahn . . .  September 1, 1996
          Michael Spiessbach. . .  September 3, 1996
          Robert V. Madden. . . .  September 3, 1996

          (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996).

10.10. King World Productions, Inc. Retirement Savings Plan dated September 17, 1992 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.11.    1996 Amended and Restated Stock Option and Restricted
          Stock Purchase Plan of the Registrant.

<PAGE #>

Exhibit
No.       Description                                                  Page
_______   ___________                                                  ____

10.12. Incentive Equity Compensation Plan for Senior Exec-utives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement
          No. 33-30695).

10.13. Form of Indemnification Agreement between the Regis-trant and the Registrant's directors (incorporated by reference to Exhibit 10.15 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended
          August 31, 1992).

10.14.* Agreement dated January 30, 1987 between the Registrant and Harpo, Inc. and amendment thereto dated July 29, 1988 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.15.* Amendment dated as of October 15, 1989 to the Agreement dated January 30, 1987 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.16.* Agreement dated as of March 17, 1994 between the Regis-trant and Harpo, Inc. (incorporated by reference to 8-
          K/A dated May 18, 1994).

10.17.* Agreement dated as of October 6, 1995 between the Registrant and Harpo, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 29,
          1996).

10.18. Stock Option Agreement dated as of January 28, 1991 between the registrant and Oprah Winfrey (incorporated by reference to Exhibit 10.2 to the Registrant's Regis-tration Statement No. 33-71696).

10.19.    Stock Option Agreement dated as of January 28, 1991
          between the registrant and Jeffrey D. Jacobs (incor-
          porated by reference to Exhibit 10.3 to the
          Registrant's Registration Statement No. 33-71696).
___________________________
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

<PAGE #>

Exhibit
No.       Description                                                  Page
_______   ___________                                                  ____



10.20. Form of Stock Option Agreement between the registrant and Oprah Winfrey (incorporated by reference to Exhibit
          10.19 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.21. Form of Stock Option Agreement between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.20 to the Registrant's Annual report on Form
          10-K for the fiscal year ended August 31, 1995).

10.22.** Settlement Agreement, dated as of September 15, 1997, by and among Califon Productions, Inc. on Jeopardy Productions, Inc., Sony Pictures Entertainment Inc., The Game Show Network, L.P. and the Registrant.

10.23** Letter Agreement, dated October 1, 1991, between Orion Pictures Corporation and the Registrant, under which Orion Picture Corporation transferred to the Registrant trademark, copyright and other property rights as more fully described therein to the television series enti-tled "Hollywood Squares" with accompanying Security Agreement and Assignment.

10.24** Agreement made and entered into on the 14th day of May, 1997, by and between K.W.M., Inc. and Full Moon & High
          Tide Productions, Inc., providing the services of Roseanne.

10.25.* Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).


___________________________
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.

**   Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment.

<PAGE #>

Exhibit
No.       Description                                                  Page
_______   ___________                                                  ____


10.26.* Amendment dated as of September 19, 1991 to the Agree-ment dated as of June 2, 1988 between King World F.S.C.
          Corporation and Unilever N.V.

10.27* Amendment dated June 13, 1994 to the Agreement dated June 2, 1988, as amended as of June 13, 1989 and Sep-tember 19, 1991, between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit
          10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).

10.28* Amendment dated as of July 11, 1995 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991 and as of June 13, 1994 between King World F.S.C. Corporation and Unilever N.V. (incorporat-ed by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

10.29* Amendment dated as of September 1, 1996 to the Agree-ment dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991, June 13, 1994 and July 11,
          1995 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996).

21.1.     List of Subsidiaries of the Registrant.

23.1.     Consent of Independent Public Accountants.








___________________________
* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment.