Form 10-Q
period 1997-11-30
KING WORLD PRODUCTIONS INC
filed 1998-01-06
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1997

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from        to
                                              ______    ________

                       Commission File Number 1-9244
                       _____________________________


                       KING WORLD PRODUCTIONS, INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter)


            Delaware                           13-2565808
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)



        12400 Wilshire Boulevard
        Suite 1200
        Los Angeles, California                                90025
________________________________________                    __________
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:  310-826-1108
                                                     ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X       No
                                                   _____        ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,800,303 shares outstanding as of December 29, 1997.

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                          (Dollars in thousands)




                                             November 30,   August 31,
                                                 1997          1997
                                             ___________    __________
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . .    $192,158      $317,782
  Short-term investments. . . . . . . . . .     178,409       234,677
  Accounts receivable (net of allowance
    for doubtful accounts of $4,101
    at November 30, 1997 and
    August 31, 1997.  . . . . . . . . . . .      80,383        75,092
  Producer advances and deferred costs. . .      91,586        74,652
  Other current assets. . . . . . . . . . .       1,510         1,857
                                               ________      ________
       Total current assets . . . . . . . .     544,046       704,060
                                               ________      ________

LONG-TERM INVESTMENTS, at cost,
    which approximates market value . . . .     277,010       177,590
                                               ________      ________

FIXED ASSETS, at cost . . . . . . . . . . .      23,696        21,455
  Less - accumulated depreciation
    and amortization. . . . . . . . . . . .     (12,121)      (11,706)
                                               ________      ________

                                                 11,575         9,749
                                               ________      ________

PRODUCER ADVANCES AND OTHER ASSETS. . . . .     101,819        10,668
                                               ________      ________

                                               $934,450      $902,067
                                               ========      ========




        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                          (Dollars in thousands)




                                             November 30,   August 31,
                                                 1997          1997
                                             ____________   __________
                                             (Unaudited)

CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities . . . . . . . . . .  $   15,490    $   18,014
  Payable to producers and others . . . . .      52,814        69,599
  Income taxes payable. . . . . . . . . . .      43,353        30,372
                                             __________    __________

          Total current liabilities . . . .     111,657       117,985
                                             __________    __________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued . . . . . . . . . . . . . .          --            --
  Common stock, $.01 par value;
    75,000,000 shares autho-
    rized, 51,190,897 shares
    and 51,039,211 shares issued
    at November 30, 1997 and
    August 31, 1997, respectively . . . . .         512           510
  Paid-in capital . . . . . . . . . . . . .     128,837       124,497
  Retained earnings . . . . . . . . . . . .   1,035,559     1,001,190
  Treasury stock, at cost; 14,413,594
    shares at November 30, 1997 and
    August 31, 1997.  . . . . . . . . . . .    (342,115)     (342,115)
                                             __________    __________
                                                822,793       784,082
                                             __________    __________
                                             $  934,450    $  902,067
                                             ==========    ==========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                               Three Months Ended
                                                   November 30,
                                             _______________________
                                               1997           1996
                                             ________       ________

                                           (Dollars in thousands except
                                                  per share data)


REVENUES . . .  . . . . . . . . . . . .      $172,926       $164,287

EXPENSES:
     Producers' fees, programming and
       other direct operating costs . .       107,235         98,806
     Selling, general and
       administrative expenses. . . . .        20,041         18,439
                                             ________       ________
                                              127,276        117,245
                                             ________       ________

       Income from operations . . . . .        45,650         47,042

INTEREST AND DIVIDEND INCOME  . . . . .         6,894          6,881
                                             ________       ________

       Income before provision
         for income taxes . . . . . . .        52,544         53,923

PROVISION FOR INCOME TAXES. . . . . . .        18,175         18,956
                                             ________       ________

       Net income . . . . . . . . . . .      $ 34,369       $ 34,967
                                             ========       ========

BASIC EARNINGS PER SHARE. . . . . . . .      $    .94       $    .94
                                             ========       ========

DILUTED EARNINGS PER SHARE. . . . . . .      $    .91       $    .93
                                             ========       ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)



                                               Three Months Ended
                                                   November 30,
                                             _______________________
                                               1997           1996
                                             ________       ________
                                             (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .     $  34,369      $  34,967
    Items not affecting cash:
      Depreciation and amortization . .           415            235
    Change in assets and liabilities:
      Accounts receivable . . . . . . .        (5,176)       (11,441)
      Producer advances and
        deferred costs. . . . . . . . .      (105,935)        22,790
      Accounts payable and accrued
        liabilities . . . . . . . . . .        (2,524)          (399)
      Payable to producers and others .       (16,785)       (21,093)
      Income taxes payable. . . . . . .        12,981         12,811
      Other, net. . . . . . . . . . . .        (1,918)          (557)
                                             ________       ________

  Net cash (used in) provided by
      operating activities. . . . . . .       (84,573)        37,313
                                             ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments.  . . . . . .       (43,152)       (38,991)
  Additions to fixed assets . . . . . .        (2,241)          (479)
                                             ________       ________
  Net cash used in investing
    activities. . . . . . . . . . . . .       (45,393)      (39,470)
                                             ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock. . . . . . . . . . . .         4,342          1,860


NET DECREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .      (125,624)          (297)
                                             ________       ________
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD   . . . . . . . . . . . . .       317,782        344,766
                                             ________       ________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD   . . . . . . . . . . . . .     $ 192,158      $ 344,469
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

          The unaudited consolidated financial statements for the three months ended November 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the year ended August 31, 1997 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1997 balances presented herein have been derived. The results of operations for the three months ended November 30, 1997 are not neces-sarily indicative of the results of operations for the full year.

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

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales Inc. (formerly, Camelot Entertainment Sales, Inc.), a wholly-owned subsid-iary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recog-nized, in amounts adjusted for expected ratings.

          License fees for non-first-run syndicated properties are recog-nized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period and when certain other conditions are satisfied.

Principal properties
____________________

          The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!; and INSIDE EDITION, a first-run syndicated series produced and distributed by the Company. THE OPRAH WINFREY SHOW accounted for approximately 43% and 41% of revenues for the three months ended November 30, 1997 and 1996, respectively. WHEEL OF FORTUNE accounted for approximately 21% and 20% of revenues for the three months ended November 30, 1997 and 1996, respectively. JEOPARDY! accounted for approximately 17% of revenues for each of the three months ended November 30, 1997 and 1996. INSIDE EDITION accounted for approximately 7% and 8% of revenues for the three months ended November 30, 1997 and 1996, respectively.
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) Summary of significant accounting policies (continued)

          The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc., the producer of the series ("Harpo"). Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-2000 television season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season. Even if Harpo elects to continue to produce THE OPRAH WINFREY SHOW after the 1999-2000 season, it will not be obligated to distribute the series through the Company.

          The Company's agreements with Columbia TriStar Television, the producer of WHEEL OF FORTUNE and JEOPARDY!, provide that King World will be the exclusive distributor for each such series so long as the Company has obtained sufficient broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute other game shows for first-run strip syndication so long as the Company is distribut-ing WHEEL OF FORTUNE or JEOPARDY!

          The Company has entered into an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long strip talk show hosted by Roseanne and distrib-uted by the Company in first-run syndication. The series is scheduled to premiere in the Fall of 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season. As of December 29, 1997, the series had been licensed for the 1998-1999 and 1999-2000 broadcast seasons to television stations covering over 80% of the total domestic television viewing house-holds.
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) Summary of significant accounting policies (continued)

          The Company has also entered into an agreement with Columbia TriStar Television to co-produce a new strip version of the game show HOLLYWOOD SQUARES for distribution by the Company in first-run syndication. This series is also scheduled to premiere in the Fall of 1998. As of December 29, 1997, the series had been licensed for the 1998-1999, 1999-2000 and 2000-2001 broadcast seasons to television stations covering over 70% of the total domestic television viewing households.

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

Stockholders' equity
____________________

          In the first quarter of fiscal 1998, the Company adopted State-ment of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" earnings per share, which excludes any common

               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) Summary of significant accounting policies (continued)

stock equivalents and their related dilution, and "diluted" earnings per share, which includes the potential dilution from all common stock equiva-lents including options, warrants and convertible securities. Basic earnings per share has been computed using the weighted average number of shares of Common Stock outstanding of 36,683,000 and 37,354,000 for the fiscal quarters ended November 30, 1997 and 1996, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average number of shares of Common Stock outstanding of 37,913,000 and 37,687,000 for the fiscal quarters ended November 30, 1997 and 1996, respectively. Reported earnings per share in prior periods has been restated to conform with the provisions of SFAS 128.

(2)  Producer advances

           On January 2, 1996 the Company paid an advance of $65 million to Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season. As of November 30, 1997, unrecouped advances related to such season amounted to approximately $38.8 million. In addition, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons, none of which had been recouped as of November 30, 1997. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 1997 and 1996

Revenues
________

          Revenues for the first quarter of fiscal 1998 increased by approximately 5% compared to the first quarter of the prior year, primarily due to increased revenues from the sale of retained advertising time on, and to increased cash license fees from, THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!

          THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION accounted for approximately 43%, 21%, 17% and 7% respectively, of the Company's revenues for the first quarter of fiscal 1998 compared to 41%, 20%, 17% and 8%, respectively, for the first quarter of fiscal 1997. AMERICAN JOURNAL, another first-run syndicated newsmagazine produced and distributed by the Company, accounted for approximately 4% of the Company's revenues for the first quarter of fiscal 1998 and fiscal 1997 and ROLONDA accounted for approximately 1% of the Company's revenues for the first quarter of fiscal 1997. (ROLONDA was discontinued after the 1996-1997 broadcast season.)

Producers' fees, programming and other direct operating costs
_____________________________________________________________

          Under the terms of its agreement with Harpo, following the 1996-1997 season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 season and thereafter, the Company instead receives distribution fees based on a per-centage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the contribu-tion of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow can be expected to decline.

          Producers' fees, programming and other direct operating costs increased by approximately 9% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was primarily due to the greater portion of revenues payable to Harpo, as discussed above, as well as the increase in revenues generated by THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY! (a portion of which is payable to the producer of each such series). These effects were partially offset by a decrease in production costs due to the discontinuation of ROLONDA.

Selling, general and administrative expenses
____________________________________________

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the speci-fied levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first quarter of fiscal 1998, which include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first quarter of fiscal 1998 increased by approximately 9% from the comparable period of fiscal 1997. Such increase was primarily due to the increased cost of programming under development, including THE ROSEANNE SHOW and HOLLYWOOD SQUARES, two new series that are scheduled to premiere in the Fall of 1998, and greater costs incurred in connection with sales of these and other programs distributed by the Company.

Net income and earnings per share
_________________________________

          Due to the factors discussed above, the Company's operating income for the three months ended November 30, 1997 decreased by approxi-mately 3% compared to the corresponding period of the prior year. Net income decreased by approximately $600,000, or 2%, as a result of the decrease in operating income, which was partially offset by a lower effective tax rate. Basic earnings per share was $.94 per share in the first quarter of fiscal 1998, which was equal to basic earnings per share in the first quarter of fiscal 1997 due to the decrease in the number of shares of Common Stock outstanding resulting from the Company's stock repurchase program. Diluted earnings per share decreased by 2% from $.93 per share in the first quarter of fiscal 1997 to $.91 per share in the first quarter of fiscal 1998, due primarily to a higher average Common Stock price in the first quarter of fiscal 1998 (which resulted in a greater dilutive effect of outstanding stock options under the method used by the Company to calculate diluted earnings per share).

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

          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 2001-2002 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1997-1998 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

          The Company believes that the impact of inflation on its opera-tions has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded all programming acquisition, development, production and promotion costs and advances from its operations. The Company is currently funding the development and production costs of THE ROSEANNE SHOW and its new version of HOLLYWOOD SQUARES.

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

          After the 1999-2000 television season, King World's right to distribute THE OPRAH WINFREY SHOW, if not renewed, will terminate. For several years, the Company has been, and is now, in the process of devel-oping new television shows for syndication that it hopes will gain wide-spread audience appeal and generate significant revenues and income for the Company. Two such shows, THE ROSEANNE SHOW and a new version of the game show HOLLYWOOD SQUARES, are scheduled to premiere in the 1998-1999 televi-sion season. Although the Company hopes to renew its distribution arrange-ments with Harpo for television seasons following the 1999-2000 season, there can be no assurance that (a) Harpo and Ms. Winfrey will continue to produce and host the show beyond that season; (b) even if they do continue to produce and host the show beyond that season, that the Company will be able to obtain the distribution rights for any such future season on terms favorable to the Company; or (c) that the revenues generated by these or any other new shows will be sufficient to offset the loss of revenues and income that would result if such future distribution rights are not so obtained. The failure to renew such distribution rights on favorable terms, coupled with the failure of either or both of such new shows to gain widespread audience appeal, could be expected to have a material adverse effect on the Company's results of operations and financial condition after the 1999-2000 television season.

           On January 2, 1996 the Company paid an advance of $65 million to Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season. As of November 30, 1997, unrecouped advances related to such season amounted to approximately $38.8 million. In addition, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons, none of which had been recouped as of November 30, 1997. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

          The Company has used its cash reserves to make acquisitions of and investments in broadcast and related properties in the entertainment field, to repurchase shares of its Common Stock and to fund the cost of development, production and promotion of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. A division of the Company, King World Ventures, has primary responsibility for the Company's investment and acquisition program, including analysis of new business opportunities.

          On April 15, 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 5,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through December 29, 1997, 971,000 shares of Common Stock were repurchased in open market transactions for aggregate consideration of approximately $36.2 million or approximately $37.20 per share. The Company intends to continue to repurchase shares of Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repur-chase program will be financed out of the Company's available cash and liquid investments.

          On May 16, 1997, a special dividend distribution of $2.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare addition-al cash dividends in the foreseeable future.

          The Company's Board of Directors has declared a two-for-one stock split of the Company's Common Stock, to be effected as a 100% stock dividend, subject to the approval by stockholders of an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares of authorized Common Stock. The amendment will be voted on at the Company's 1998 Annual Meeting of Stockholders, which is scheduled to be held on January 19, 1998 at 11:30 a.m. local time.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         _________________________________________

          On September 15, 1997, in connection with the renewal of THE
OPRAH WINFREY SHOW for the 1998-1999 and 1999-2000 broadcast seasons, the Company issued stock options to Oprah Winfrey and Jeffrey D. Jacobs to purchase an aggregate 500,000 shares of Common Stock at a price of $39 5/16 per share. Such stock options are currently exercisable, have a term of ten years and are entitled to the benefits of registration rights as set forth in the stock option agreements relating thereto.

          On November 26, 1997, the Company issued a total of 100,000 shares of Common Stock to Ms. Winfrey and Mr. Jacobs in connection with the exercise of stock options granted to them pursuant to stock option agree-ments dated as of January 25, 1991 between the Company and each of Ms. Winfrey and Mr. Jacobs. The exercise price of such options was $25.50 per share.

          The foregoing issuances of securities were exempt from registra-tion under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.


Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.

          On September 15, 1997, the Company filed a current report on Form 8-K announcing the renewal of THE OPRAH WINFREY SHOW for the 1998-1999 and 1999-2000 broadcast seasons.

          On September 17, 1997, the Company filed a current report on Form 8-K announcing the settlement of its litigation with Sony Pictures Enter-tainment over the production and distribution of a new version of the game show HOLLYWOOD SQUARES.

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

January 6, 1998