Form 10-Q
period 1998-02-28
KING WORLD PRODUCTIONS INC
filed 1998-04-08
CIK 756764

<PAGE 1>

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended February 28, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _______ to ________

                       Commission File Number 1-9244
                       _____________________________


                       KING WORLD PRODUCTIONS, INC.
          (Exact name of registrant as specified in its charter)


            Delaware                           13-2565808
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)



     12400 Wilshire Boulevard
     Suite 1200
     Los Angeles, California                                        90025
     __________________________________________________
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code: 310-826-1108
       ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X       No
       _______    ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 73,121,907 shares outstanding as of April 1, 1998.
<PAGE 2>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                          (Dollars in thousands)




    February 28,                            August 31,
        1998                                   1997
     ______________________
    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                     $213,189      $317,782
     Short-term investments                         173,464       234,677
    Accounts receivable (net of
      allowance for doubtful accounts of
      $3,301 and $4,101 at February 28, 1998
     and August 31, 1997, respectively)              88,384        75,092
    Producer advances and deferred costs. .          79,547        74,652
    Other current assets. . . . . . . . . .           1,323         1,857
                                                   ________      ________
                   Total current assets . .         555,907       704,060
                                                   ________      ________

LONG-TERM INVESTMENTS, at cost,
    which approximates market value . . . .         296,640       177,590
                                                   ________      ________

FIXED ASSETS, at cost . . . . . . . . . . .          28,561        21,455
  Less - accumulated depreciation
     and amortization                               (12,608)      (11,706)
                                                    ________     ________
                                                     15,953         9,749
                                                    ________     ________
PRODUCER ADVANCES AND OTHER ASSETS. . . . .          83,686        10,668
                                                    ________     ________
                                                    $952,186     $902,067
                                                    ========     ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

<PAGE 3>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS (continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                          (Dollars in thousands)




                                                 February 28,     August
31,
                                                    1998             1997

                                                   ______________________
                                                        (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and
      accrued liabilities . . . . . . . . .      $   17,030    $   18,014
    Payable to producers and others . . . .          53,150        69,599
    Income taxes payable. . . . . . . . . .          28,683        30,372
                                                  _________     _________
       Total current liabilities. . . . . .          98,863       117,985
                                                  _________     _________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued. . . . . . . . . . . . . .               --            --
  Common stock, $.01 par value;
    150,000,000 shares authorized,
  88,009,701 shares and
    87,664,828 shares issued
    at February 28, 1998 and
    August 31, 1997, respectively (Note 1)              880           877
  Paid-in capital. . . . . . . . . . . . .          131,462       124,130
  Retained earnings. . . . . . . . . . . .        1,069,137     1,001,190
  Treasury stock, at cost; 14,526,094 shares
    and 14,413,594 shares at February 28,
    1998 and August 31, 1997, respectively         (348,156)     (342,115)
                                                  _________     _________
                                                    853,323       784,082
                                                  _________     _________

                                                 $  952,186    $  902,067
                                                   ========      ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

<PAGE 4>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                Three Months Ended       Six Months Ended
                                    February 28,            February 28,
                                ___________________      _________________
                                  1998       1997          1998      1997
                                ________    _______      ________  _______
                               (Dollars in thousands except per share data)

REVENUES.......................  $173,916    $175,169   $346,842   $339,456
                                 ________    ________   ________   ________

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............   110,694     103,764    217,929    202,570
  Selling, general and
    administrative expenses....    19,115      21,254     39,156     39,693
                                 ________    ________   ________   ________
                                  129,809     125,018    257,085    242,263
                                 ________    ________   ________   ________

    Income from operations.....    44,107      50,151     89,757     97,193

INTEREST AND
  DIVIDEND INCOME..............     7,178       7,034     14,072     13,915
                                 ________    ________   ________   ________

    Income before provision
      for income taxes.........    51,285      57,185    103,829    111,108

PROVISION FOR INCOME TAXES.....    17,707      20,508     35,882     39,464
                                 ________    ________   ________   ________

    Net income.................  $ 33,578    $ 36,677   $ 67,947   $ 71,644
                                 ========    ========   ========   ========

BASIC EARNINGS PER SHARE.......  $    .46    $    .49   $    .93   $    .96
                                 ========    ========   ========   ========

DILUTED EARNINGS PER SHARE.....  $    .44    $    .48   $    .89   $    .95
                                 ========    ========   ========   ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE 5>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                          Six Months Ended

                                                            February 28,

                                                        _________________-
___

                                                          1998        1997

                                                        ________
________

                                                       (Dollars in thou-
sands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . .        $ 67,947    $
71,644
       Items not affecting cash:
        Depreciation and amortization. . . . . .             902
816
     Change in assets and liabilities:
        Accounts receivable. . . . . . . . . . .         (13,292)
(10,872)
        Producer advances and
          deferred costs . . . . . . . . . . . .         (74,396)
42,953
        Accounts payable and accrued
          liabilities . . . . . . . . . . . . . .           (984)
1,848
        Payable to producers and others . . . . .        (16,449)
(27,298)
        Income taxes payable. . . . . . . . . . .         (1,689)
(3,102)
        Other, net. . . . . . . . . . . . . . . .         (2,983)
(185)
                                                        ________
________
   Net cash (used in) provided by
    operating activities. . . . . . . . . . . . .        (40,944)
75,804
                                                        ________
________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investments. . . . . . . . . . . .        (57,837)
(116,138)
   Additions to fixed assets. . . . . . . . . . .         (7,106)
(7,278)
                                                        ________
________
  Net cash used in investing
  activities. . . . . . . . . . . . . . . . . . .        (64,943)
(123,416)
                                                        ________
________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock . . . .          7,335
2,891
   Purchase of treasury stock . . . . . . . . . .         (6,041)
--
                                                        ________
________
   Net cash provided by financing
     activities . . . . . . . . . . . . . . . . .          1,294
2,891
                                                        ________
________

NET DECREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . . .       (104,593)
(44,721)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . . . . . . .        317,782
344,766
                                                        ________
________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD . . . . . . . . . . . . . . . . . . .       $213,189
$300,045
                                                        ========
========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

<PAGE 6>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Summary of significant accounting policies

Principles of consolidation
___________________________


    The accompanying consolidated financial statements include the accounts of King World Productions, Inc. ("King World") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World and its subsidiaries. All share and per share data presented in these consolidated financial statements have been adjusted to give effect to a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid by the Company on February 17, 1998.

         The unaudited consolidated financial statements for the six months and three months ended February 28, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended
August 31, 1997 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1997 balances presented herein have been derived. The results of operations for the six months and three months ended February 28, 1998 are not necessarily indica-tive of the results of operations for the full year.

Revenue recognition
___________________

         License fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancellable agreements and as each show is made available to the licensee via satellite transmission. Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming, revenues are recognized on or about the air date.

<PAGE 7>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Summary of significant accounting policies (continued)

    The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales, Inc., a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected rat-ings.

         License fees for non-first-run syndicated properties are recog-nized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period and when certain other conditions are satisfied.

Principal properties
____________________

         The Company's principal properties are licenses to distribute The
                                                                       ___
Oprah Winfrey Show, Wheel of Fortune and Jeopardy!; and Inside Edition, a
__________________  _________________    _________      ______________
first-run syndicated series produced and distributed by the Company.  The
                                                                      ___
Oprah Winfrey Show accounted for approximately 42% and 40% of revenues for
__________________
the six months ended February 28, 1998 and 1997, respectively;  Wheel of
                                                                ________
Fortune accounted for approximately 21% and 19% of revenues for each of
_______
such periods, respectively; Jeopardy! accounted for approximately 18% and
                            _________
17% of revenues for each of such periods, respectively; and Inside Edition
                                                            ______________
accounted for approximately 7% and 8% of revenues for each of such periods, respectively.

    The Company distributes The Oprah Winfrey Show pursuant to an
                            ______________________
agreement with Harpo, Inc., the producer of the series ("Harpo"). Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah
                                                           _________
Winfrey Show produced through the 1999-2000 broadcast season.  Pursuant to
____________
such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season. Even if Harpo elects to continue to produce The Oprah Winfrey Show after the 1999-2000 broadcast
                       ______________________
season, it will not be obligated to distribute the series through the Company.

<PAGE 8>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

(1)  Summary of significant accounting policies (continued)

    The Company's agreements with Columbia TriStar Television, the producer of Wheel of Fortune and Jeopardy!, provide that King World will be
            ________________     _________
the exclusive distributor for each such series so long as the Company has obtained sufficient broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute other game shows for first-run strip syndication so long as the Company is distributing Wheel of Fortune or Jeopardy!.
             ________________    _________

    The Company has entered into an agreement with Full Moon & High
Tide Productions, Inc., a company controlled by Roseanne, to co-produce The
                                                                        ___
Roseanne Show, an hour-long strip talk show hosted by Roseanne and distrib-
_____________
uted by the Company in first-run syndication. The series is scheduled to premiere in the Fall of 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season. As of April 1, 1998, the series had been licensed for the 1998-1999 and 1999-2000 broadcast seasons to television stations covering 86% of the total domestic television viewing households.

    The Company has also entered into an agreement with Columbia
TriStar Television to co-produce a new strip version of the game show Hollywood Squares for distribution by the Company in first-run syndication.

_________________
This series is also scheduled to premiere in the Fall of 1998. As of April 1, 1998, the series had been licensed for the 1998-1999, 1999-2000 and 2000-2001 broadcast seasons to television stations covering 77% of the total domestic television viewing households.

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

<PAGE 9>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

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

Stockholders' equity
____________________

         In the first quarter of fiscal 1998, the Company adopted
Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" earnings per share, which excludes any common stock equivalents and their related dilution, and "diluted" earnings per share, which includes the potential dilution from all common stock equivalents including options, warrants and convertible securities. Basic earnings per share has been computed using the weighted average number of shares of Common Stock outstanding of 73,478,000 and 74,770,000 for the three months ended February 28, 1998 and 1997, respectively, and 73,366,000 and 74,739,000 for the six months ended February 28, 1998 and 1997, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average number of shares of Common Stock outstanding of 77,171,000 and 75,676,000 for the three months ended February 28, 1998 and 1997, respectively, and 76,477,000 and 75,530,000 for the six months ended February 28, 1998 and 1997, respectively. Reported earnings per share in prior periods has been restated to conform with the provisions of SFAS 128.

     On January 19, 1998 the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company on January 19, 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to Common Stock and a like amount charged to paid-in

<PAGE 10>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

capital. All share and per share data presented in these consolidated financial statements have been adjusted for all periods presented to reflect the stock split.

(2) Producer advances

    On January 2, 1996, the Company paid an advance of $65 million to
Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season which was fully recouped as of February 28, 1998. In addition, in September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation pay-ments for the 1998-1999 and 1999-2000 broadcast seasons, none of which was recouped as of February 28, 1998. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of The
                                                                    ___
Oprah Winfrey Show.
__________________


<PAGE 11>

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         _____________________________________________

    The discussion herein contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will" "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. The Company's actual results may differ significantly from the results described in or suggested by such forward-looking statements.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

Revenues
________

         Revenues for the first six months of fiscal 1998 increased by approximately 2% over revenues for the first six months of the prior fiscal year, primarily due to increased revenues from the sale of retained advertising time on and increased cash license fees from The Oprah Winfrey
                                                         _________________
Show, Wheel of Fortune and Jeopardy!, offset by lower revenues from King
____  ________________     _________
World Direct. The decrease in revenues from King World Direct was attributable to significantly lower sales of the Wild America video series
                                                 ____________
and the Sears Craftsman Robogrip pliers. King World Direct operates in a seasonal business with revenues heavily reliant on the Christmas selling season. Consequently, King World Direct's revenues and earnings have historically been higher in the Company's second fiscal quarter than in the first, third and fourth fiscal quarters.

    The Company's revenues for the three months ended February 28, 1998 were comparable to revenues for the three months ended February 28, 1997, decreasing by less than 1%, due primarily to the same factors discussed above with respect to the six month period, but affected by the greater impact of King World Direct's operations on the Company's second quarter of fiscal 1998.

<PAGE 12>

    The principal components of the Company's revenues for the six months and three months ended February 28, 1998 and 1997 are as follows:



                               Six Months Ended      Three Months Ended
                                 February 28,           February 28,
                              __________________     __________________

                                1998       1997        1998    1997
                                ____       ____        ____    ____

The Oprah Winfrey Show           42%        40%         42%     38%
______________________

Wheel of Fortune                 21%        19%         21%     19%
________________

Jeopardy!                        18%        17%         18%     17%
_________

Inside Edition                    7%         8%          7%      7%
______________

American Journal (1)              4%         4%          4%      4%
________________

Rolonda (2)                       --         1%          --      1%
_______

King World Direct                 2%         6%          2%      9%


(1) The production of American Journal will be discontinued after the current broadcast season.
(2) The production of Rolonda was discontinued after the 1996-1997 broadcast season.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

    Under the terms of its agreement with Harpo, following the 1996-
1997 season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 season and thereafter, the Company instead receives distribution fees based on a per-centage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the contribu-tion of The Oprah Winfrey Show to the Company's net profits and cash flow
        ______________________
has declined.

    Producers' fees, programming and other direct operating costs increased by approximately 8% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The increase was primari-ly due to the greater portion of revenues payable to Harpo, as discussed above, as well as the increase in revenues generated by The Oprah Winfrey
                                                        _________________
Show, Wheel of Fortune and Jeopardy! (a portion of which is payable to the
____  ________________     _________
producer of each such series). These effects were partially offset by the lower operating costs of King World Direct and a decrease in production costs due to the discontinuation of Rolonda. For the three months ended
                                    _______
February 28, 1998, producers' fees, program-

<PAGE 13>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

ming and other direct operating costs increased by approximately 7% due primarily to the same factors as those discussed above for the six month period.

Selling, general and administrative expenses.
____________________________________________

    The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first and second quarters of fiscal 1998, which include all amounts payable in accordance with the terms of such employment agreements.

         Selling, general and administrative expenses for the first six months of fiscal 1998 were comparable to the corresponding period of fiscal 1997, decreasing by approximately 1%. The decrease was primarily due to a decrease in advertising and promotion costs for The Oprah Winfrey Show,
                                                ______________________
Rolonda and American Journal, offset by increases in the costs of program-
_______     ________________
ming under development, including The Roseanne Show and Hollywood Squares,
                                  _________________     _________________
two new series that are scheduled to premiere in the Fall of 1998, and greater costs incurred in connection with sales of these and other programs distributed by the Company. Selling, general and administrative expenses for the three months ended February 28, 1998 decreased by 10% compared to the corresponding period of fiscal 1997, primarily due to the decrease in advertising and promotion costs for The Oprah Winfrey Show, Rolonda and
                                    ______________________  _______
American Journal.
________________

Net income and earnings per share
_________________________________

    Due to the factors discussed above, the Company's operating income for the six months and three months ended February 28, 1998 decreased by approximately 8% and 12%, respectively, compared to the corresponding period of the prior year.

<PAGE 14>

    Net income decreased by approximately $3.7 million, or 5% for the six months ended February 28, 1998 in comparison to the six months ended February 28, 1997, reflecting the decrease in operating income offset by slightly higher interest income earned on the Company's cash and investments and a lower effective tax rate for the first six months of fiscal 1998. Basic earnings per share decreased by 3% from $.96 per share in the first six months of fiscal 1997 to $.93 per share in the first six months of the current fiscal year as a result of the decline in net income offset by a decrease in the number of shares outstanding resulting from the Company's stock repurchase program. Diluted earnings per share decreased by 6% from $.95 per share in the first six months of the prior year to $.89 in the first six months of fiscal 1998, due primarily to a higher average Common Stock price for the first six months of fiscal 1998 (which resulted in a greater dilutive effect of outstanding stock options under the method used by the Company to calculate diluted earnings per share).

    For the three months ended February 28, 1998 as compared to the same period of the prior year, net income decreased by 8% from $36.7 million to $33.6 million; basic earnings per share decreased by 6% from $.49 per share to $.46 per share; and diluted earnings per share decreased by 8% from $.48 per share to $.44 per share, all for the same reasons discussed above for the six month period.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution

<PAGE 15>

rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded all programming acquisition, development, production and promotion costs and advances from its operations. The Company is currently funding the development and production costs of The
                                                                     ___
Roseanne Show and its new version of Hollywood Squares.
_____________                        _________________

         The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of The Oprah Winfrey Show
                                                 ______________________
produced through the 1999-2000 television season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season.

    After the 1999-2000 television season, King World's right to distribute The Oprah Winfrey Show, if not renewed, will terminate.  For
           ______________________
several years, the Company has been, and is now, in the process of devel-oping new television shows for syndication that it hopes will gain wide-spread audience appeal and generate significant revenues and income for the Company. Two such shows, The Roseanne Show and a new version of the game
                          _________________
show Hollywood Squares, are scheduled to premiere in the 1998-1999
     _________________
television season. Although the Company hopes to renew its distribution arrangements with Harpo for television seasons following the 1999-2000 season, there can be no assurance that (a) Harpo and Ms. Winfrey will continue to produce and host the show beyond that season; (b) even if they do continue to produce and host the show beyond that season, that the Company will be able to obtain the distribution rights for any such future season on terms favorable to the Company; or (c) that the revenues generat-ed by these or any other new shows will be sufficient to offset the loss of revenues and income that would result if such future distribution rights are not so obtained. The failure to renew such distribution rights on favorable terms, coupled with the failure of either or both of such new shows to gain widespread audience appeal, could be expected to have a material adverse effect on the Company's results of operations and finan-cial condition after the 1999-2000 television season.

    On January 2, 1996 the Company paid an advance of $65 million to Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season which was fully recouped as of

<PAGE 16>

February 28, 1998. In addition, in September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons, none of which was recouped as of February 28, 1998. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of The Oprah Winfrey Show.
            ______________________

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

    On April 15, 1997, the Company announced that the Board of
Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through April 1, 1998, 2,596,700 shares of Common Stock had been repurchased for aggregate consideration of approximately $54.2 million or approximately $20.87 per share (such amounts have been adjusted to reflect the two-for-one stock split). The Company intends to continue to repurchase shares of its Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program will be financed out of the Company's available cash and liquid investments.

    On May 16, 1997, a special dividend distribution of $1.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare addition-al cash dividends in the foreseeable future.

     On January 19, 1998 the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized

<PAGE 17>

shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company on January 19, 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to Common Stock and a like amount charged to paid-in capital. All share and per share data presented in these consolidated financial statements have been adjusted for all periods presented to reflect the stock split.

PART II - OTHER INFORMATION

Item 5.  Other Information
         _________________

    At the Company's 1998 annual meeting of stockholders, held on January 19, 1998, an aggregate 33,672,841 shares of Common Stock were present in person or by proxy. Votes cast for and against and abstentions for the matters submitted to a vote of security-holders were as follows:

     1.  Election of Directors:

                                      For             Authority Withheld
                                      ___             __________________

Frederic Rosen                     32,592,337              1,080,504
Raymond L. Chambers                32,593,254              1,079,587

     2. Approval of the amendment to the Company's 1996 Amended and Restated Stock Option and Restricted Stock Purchase Plan:

                 For                Against                Abstain
                 ___                _______                _______

           32,845,636               789,033                 38,172

     3. Resolution to approve the amendment to the Company's 1996 Amended and Restated Stock Option and Restricted Purchase Plan:

                For                Against                Abstain
                ___                _______                _______

           21,237,516           12,387,541                 47,784

     4.  Resolution to approve the performance based bonus of Jules
Haimovitz:

                For                Against                Abstain
                ___                _______                _______

           33,216,320              397,708                 58,813

<PAGE 18>

    5. Resolution to approve the proposal to declassify the Company's Board of Directors are as follows:

        For            Against             Abstain        No Vote
        ___            _______             _______        _______

     16,158,269       14,554,834           107,097      2,852,641

     6. Appointment of Arthur Andersen LLP as the Company's auditors for the current fiscal year:

        For                  Against               Abstain
        ___                  _______               _______

      33,564,027              71,217                37,597


Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

(a) Exhibits.  None.
    ________


(b) Report on Form 8-K.  None.
    __________________

<PAGE 19>
                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KING WORLD PRODUCTIONS, INC.



                              By: /s/ Steven A. LoCascio
                                  ______________________________
                                  Steven A. LoCascio
                                  Senior Vice President and
                                  Chief Financial Officer
                                  and on behalf of the Registrant


April 8, 1998