Form 10-Q/A
period 1997-11-30
KING WORLD PRODUCTIONS INC
filed 1998-04-09
CIK 756764

<PAGE 1>



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QA

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


                       KING WORLD PRODUCTIONS, INC.
          ______________________________________________________
          (Exact name of registrant as specified in its charter)


            Delaware                           13-2565808
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)



        12400 Wilshire Boulevard
        Suite 1200
            Los Angeles, California            90025
    __________________________________________________
    (Address of principal executive offices)(Zip Code)



Registrant's telephone number, including area code:  310-826-1108
                                                     ____________

<PAGE 2>

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 36,800,303 shares outstanding as of December 29, 1997.
<PAGE 3>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

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
                                                   ========      ========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
<PAGE 4>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS (continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                          (Dollars in thousands)



                                            November 30,     August 31,
                                               1997             1997
                                            ____________     __________
    (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and
      accrued liabilities . . . . . . . . .      $   15,490    $   18,014
    Payable to producers and others . . . .          52,814        69,599
    Income taxes payable. . . . . . . . . .          43,353        30,372
                                                 __________    __________

       Total current liabilities. . . . . .         111,657       117,985
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
                                                 ==========    ==========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
<PAGE 5>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                              Three Months Ended
                                                  November 30,
                                            _______________________
                                              1997           1996
                                               ________________

                                          (Dollars in thousands except
                                                 per share data)


REVENUES  . . .  . . . . . . . . . . .           $172,926       $164,287

EXPENSES:
    Producers' fees, programming and
      other direct operating costs . .            107,235         98,806
    Selling, general and
      administrative expenses. . . . .             20,041         18,439
                                                 ________       ________
                                                  127,276        117,245
                                                 ________       ________

      Income from operations . . . . .             45,650         47,042

INTEREST AND DIVIDEND INCOME . . . . .              6,894          6,881
                                                 ________       ________

      Income before provision
        for income taxes . . . . . . .             52,544         53,923

PROVISION FOR INCOME TAXES . . . . . .             18,175         18,956
                                                 ________       ________

      Net income . . . . . . . . . . .           $ 34,369       $ 34,967
                                                 ========       ========

BASIC EARNINGS PER SHARE . . . . . . .           $    .94       $    .94
                                                 ========       ========

DILUTED EARNINGS PER SHARE . . . . . .           $    .91       $    .93
                                                 ========       ========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
<PAGE 6>
              KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)


                                              Three Months Ended
                                                  November 30,
                                            _______________________
                                              1997           1996
                                                ________________
                                            (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income               . . . . . .          $  34,369      $  34,967
    Items not affecting cash:
      Depreciation and amortization. .                415            235
    Change in assets and liabilities:
      Accounts receivable. . . . . . .             (5,176)       (11,441)
      Producer advances and
        deferred costs . . . . . . . .           (105,935)        22,790
      Accounts payable and accrued
        liabilities. . . . . . . . . .             (2,524)          (399)
      Payable to producers and others.            (16,785)       (21,093)
      Income taxes payable . . . . . .             12,981         12,811
      Other, net . . . . . . . . . . .             (1,918)          (557)
                                                  ________       ________

  Net cash (used in) provided by
      operating activities . . . . . .            (84,573)        37,313
                                                  ________       ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments. . . . . . .            (43,152)       (38,991)
  Additions to fixed assets. . . . . .             (2,241)          (479)
                                                  ________       ________
  Net cash used in investing
    activities . . . . . . . . . . . .            (45,393)      (39,470)
                                                  ________       ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock . . . . . . . . . . .              4,342          1,860


NET DECREASE IN CASH AND CASH
  EQUIVALENTS  . . . . . . . . . . . .           (125,624)          (297)
                                                  ________       ________
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD  . . . . . . . . . . . . .            317,782        344,766
                                                  ________       ________
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD  . . . . . . . . . . . . .          $ 192,158      $ 344,469
                                                 ========       ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
<PAGE 7>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

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

For further information, reference is made to the consolidated financial statements for the year ended August 31, 1997 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1997 balances presented herein have been derived. The results of operations for the three months ended November 30, 1997 are not neces-

sarily indicative of the results of operations for the full year.

Revenue recognition
___________________

         License fees from first-run syndicated television properties are recognized at the commencement of the license period pursuant to noncancel-

able agreements and as each show is made available to the licensee via satellite transmission.
<PAGE 8>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) Summary of significant accounting policies (continued)

Because transmission to the satellite takes place, on the average, no more than two to three days prior to the broadcast of the programming, revenues are recognized on or about the air date.

    The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales Inc. (formerly, Camelot Entertainment Sales, Inc.), a wholly-owned subsid-

iary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recog-

nized, in amounts adjusted for expected ratings.

         License fees for non-first-run syndicated properties are recog-

nized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period and when certain other conditions are satisfied.

Principal properties
____________________

         The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!; and INSIDE EDITION, a first-run syndicated series produced and distributed by the Company. THE OPRAH WINFREY SHOW accounted for approximately 43% and 41% of revenues for the three months ended November 30, 1997 and 1996, respectively. WHEEL OF FORTUNE accounted for approximately 21% and 20% of revenues for the three months ended November 30, 1997 and 1996, respectively. JEOPARDY! accounted for approximately 17% of revenues for each of the three months ended November 30, 1997 and 1996. INSIDE EDITION accounted for approximately 7% and 8% of revenues for the three months ended November 30, 1997 and 1996, respectively.
<PAGE 9>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) Summary of significant accounting policies (continued)

    The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc., the producer of the series ("Harpo"). Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-2000 television season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season. Even if Harpo elects to continue to produce THE OPRAH WINFREY SHOW after the 1999-2000 season, it will not be obligated to distribute the series through the Company.

    The Company's agreements with Columbia TriStar Television, the producer of WHEEL OF FORTUNE and JEOPARDY!, provide that King World will be the exclusive distributor for each such series so long as the Company has obtained sufficient broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute other game shows for first-run strip syndication so long as the Company is distribut-

ing WHEEL OF FORTUNE or JEOPARDY!

    The Company has entered into an agreement with Full Moon & High
Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long strip talk show hosted by Roseanne and distrib-

uted by the Company in first-run syndication. The series is scheduled to premiere in the Fall of 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season. As of December 29, 1997, the series had been licensed for the 1998-1999 and 1999-2000 broadcast seasons to television stations covering over 80% of the total domestic television viewing house-

holds.
<PAGE 10>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

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

Producers' fees, programming and other direct operating costs
_____________________________________________________________

         Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to program-

ming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct, the Company's direct response marketing subsidiary. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as such revenues are earned. The share of revenues payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertis-

ing time are received from television stations and advertisers.

Stockholders' equity
____________________

    In the first quarter of fiscal 1998, the Company adopted State-

ment of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" earnings per share, which excludes any common
<PAGE 11>
               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

(1) Summary of significant accounting policies (continued)

stock equivalents and their related dilution, and "diluted" earnings per share, which includes the potential dilution from all common stock equiva-

lents including options, warrants and convertible securities. Basic earnings per share has been computed using the weighted average number of shares of Common Stock outstanding of 36,683,000 and 37,354,000 for the fiscal quarters ended November 30, 1997 and 1996, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average number of shares of Common Stock outstanding of 37,913,000 and 37,687,000 for the fiscal quarters ended November 30, 1997 and 1996, respectively. Reported earnings per share in prior periods has been restated to conform with the provisions of SFAS 128.

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

<PAGE 12>

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
    _____________________________________________

    The discussion herein contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "be-

lieves", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. The Company's actual results may differ significantly from the results de-

scribed in or suggested by such forward-looking statements.

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

Producers' fees, programming and other direct operating costs
_____________________________________________________________

    Under the terms of its agreement with Harpo, following the 1996-
1997 season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 season and thereafter, the Company instead receives distribution fees based on a per-

centage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements
<PAGE 13>

between the Company and Harpo.  As a result of these changes, the contribu-

tion of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow can be expected to decline.

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

Selling, general and administrative expenses
____________________________________________

    The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the speci-

fied levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first quarter of fiscal 1998, which include all amounts payable in accordance with the terms of such employment agreements.

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

Net income and earnings per share
_________________________________

         Due to the factors discussed above, the Company's operating income for the three months ended November 30, 1997 decreased by approxi-

mately 3% compared to the corresponding period of the prior year. Net income decreased by approximately $600,000, or 2%, as a result of the decrease in operating income, which was partially offset by a lower effective tax rate. Basic earnings per share was $.94 per share in the first quarter of fiscal 1998, which was equal to basic earnings per share

<PAGE 14>

in the first quarter of fiscal 1997 due to the decrease in the number of shares of Common Stock outstanding resulting from the Company's stock repurchase program. Diluted earnings per share decreased by 2% from $.93 per share in the first quarter of fiscal 1997 to $.91 per share in the first quarter of fiscal 1998, due primarily to a higher average Common Stock price in the first quarter of fiscal 1998 (which resulted in a greater dilutive effect of outstanding stock options under the method used by the Company to calculate diluted earnings per share).

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

         The Company believes that the impact of inflation on its opera-

tions has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded all programming acquisition, development, production and promotion costs and advances from its operations. The Company is currently funding the
<PAGE 15>

development and production costs of THE ROSEANNE SHOW and its new version of HOLLYWOOD SQUARES.

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

     On January 2, 1996 the Company paid an advance of $65 million to Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season. As of November 30, 1997, unrecouped advances related to such season amounted to approximately $38.8 million. In addition, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons, none of which had been recouped as of November 30, 1997. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.
<PAGE 16>

         The Company has used its cash reserves to make acquisitions of and investments in broadcast and related properties in the entertainment field, to repurchase shares of its Common Stock and to fund the cost of development, production and promotion of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it considers it advantageous to do so. A division of the Company, King World Ventures, has primary responsibility for the Company's investment and acquisition program, including analysis of new business opportunities.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
        _________________________________________

    On September 15, 1997, in connection with the renewal of THE
OPRAH WINFREY SHOW for the 1998-1999 and 1999-2000 broadcast seasons, the Company issued stock options to Oprah Winfrey and Jeffrey D. Jacobs to purchase an aggregate 500,000 shares of Common Stock at a price of $39 5/16 per share. Such stock options are currently exercisable, have a term of ten years and are entitled to the benefits of registration rights as set forth in the stock option agreements relating thereto.
<PAGE 17>

    On November 26, 1997 the Company issued a total of 100,000 shares of Common Stock to Ms. Winfrey and Mr. Jacobs in connection with the exercise of stock options granted to them pursuant to stock option agree-ments dated as of January 25, 1991 between the Company and each of Ms. Winfrey and Mr. Jacobs. The exercise price of such options was $25.50 per share.

    The foregoing issuances of securities were exempt from registra-tion under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.


Item 6.  Exhibits and Reports on Form 8-K
        ________________________________

    (a)  Exhibits.  None.

     (b)Reports on Form 8-K.

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

<PAGE 18>

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

April 18, 1997