Form 10-Q
period 1998-05-31
KING WORLD PRODUCTIONS INC
filed 1998-07-14
CIK 756764

<PAGE 1>

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended May 31, 1998

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



Registrant's telephone number, including area code: 310 826-1108
                                                    ____________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                        _____        _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 73,175,007 shares outstanding as of July 8, 1998.
      <PAGE 2>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(Dollars in thousands)


        May 31,     August 31,
         1998           1997
     ___________     __________
     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents          $224,752     $317,782
     Short-term investments                 77,476     234,677
     Accounts receivable (net of allowance
          for doubtful accounts of $3,301 and
          $4,101 at May 31, 1998 and August 31,
          1997, respectively)          81,780     75,092
     Producer advances and deferred costs          85,698     74,652
     Other current assets             1,482        1,857
                                                      ________     ________
               Total current assets           471,188      704,060
                                                  ________     ________

LONG-TERM INVESTMENTS, at cost,
          which approximates market value           422,560      177,590
                                                  ________     ________

FIXED ASSETS, at cost          29,349     21,455
  Less - accumulated depreciation
    and amortization           (13,070)      (11,706)
                                                  ________     ________
         16,279        9,749
                                                  ________     ________

PRODUCER ADVANCES AND OTHER ASSETS            83,342       10,668
                                                  ________     ________

                         $993,369     $902,067
                         ========     ========




The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
      <PAGE 3>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in thousands)



        May 31,     August 31,
         1998            1997
     ____________     __________
     (Unaudited)
CURRENT LIABILITIES:
     Accounts payable and
          accrued liabilities          $   16,680     $   18,014
     Payable to producers and others          78,823     69,599
     Income taxes payable              28,377         30,372
                                                     __________     __________
                  Total current liabilities             123,880        117,985
                                                    __________     __________


STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
          5,000,000 shares authorized,
          none issued            --     --
     Common stock, $.01 par value;
          150,000,000 shares authorized,
          88,093,701 shares and
          87,664,828 shares issued
          at May 31, 1998 and August 31,
          1997, respectively          881     877
     Paid-in capital          133,195     124,130
     Retained earnings          1,103,339     1,001,190
     Treasury stock, at cost; 15,250,494 and
          14,413,594 shares at May 31, 1998 and
       August 31, 1997, respectively            (367,926)       (342,115)
                                                     __________     __________
        869,489        784,082
                                             __________     __________

     $  993,369     $  902,067
                                                    ==========     ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
      <PAGE 4>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                 Three Months Ended     Nine Months Ended
                                       May 31,               May 31,


                                  1998        1997       1998       1997


                               (Dollars in thousands except per share data)

REVENUES.......................      $167,968     $166,751     $514,810
$506,207
                              ________     ________     ________     ________

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............      106,510     97,745     324,439
300,315
  Selling, general and
    administrative expenses....       18,564       22,385       57,720
62,078
                              ________     ________     ________     ________
                               125,074      120,130      382,159      362,393
                              ________     ________     ________     ________

    Income from operations.....      42,894     46,621     132,651     143,814

INTEREST AND
  DIVIDEND INCOME..............           7,620         8,269
21,692       22,184
                              ________     ________     ________     ________

    Income before provision
      for income taxes.........     50,514     54,890     154,343     165,998

PROVISION FOR INCOME TAXES.....       16,312       19,185       52,194
58,649
                              ________     ________     ________     ________


    Net income.................     $ 34,202     $ 35,705     $102,149
$107,349
                              ========     ========     ========     ========


BASIC EARNINGS PER SHARE.......     $    .47     $    .48     $   1.40     $
1.44
                              ========     ========     ========     ========

DILUTED EARNINGS PER SHARE.....     $    .45     $    .48     $   1.34     $
1.43
                              ========     ========     ========     ========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
      <PAGE 5>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                     Nine Months Ended
                                                          May 31,
                                                  ______________________

                                                     1998        1997
                                                  _________    _________

                                                  (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income          $102,149     $107,349
          Items not affecting cash:
        Depreciation and amortization               1,364     1,247
     Change in assets and liabilities:
        Accounts receivable          (6,688)     (5,922)
        Producer advances and
          deferred costs          (81,296)     55,143
        Accounts payable and accrued
          liabilities          (1,334)          2,224
        Payable to producers and others          9,224     (6,647)
        Income taxes payable          (1,995)     (1,939)
        Other, net            (2,049)         (50)
                                                           ________     ______
   Net cash provided by operating
activities            19,375      151,405
                                                           ________
________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in investments          (87,769)     (119,002)
   Additions to fixed assets               (7,894)       (7,584)
                                                    ________     ________
     Net cash used in investing
       activities           (95,663)   (126,586)
                                                           ________
________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock               9,069     6,138
   Purchase of treasury stock          (25,811)      (24,739)
     Payment of special dividend                --      (74,843)
                                                           ________
_______
   Net cash provided by
     financing activities           (16,742)      (93,444)
                                                           ________
________

NET DECREASE IN CASH AND
     CASH EQUIVALENTS          (93,030)     (68,625)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD           317,782      344,766
                                                           ________
________
CASH AND CASH EQUIVALENTS AT END
     OF PERIOD          $224,752     $276,141
                                                           ========
========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
      <PAGE 6>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

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

          The unaudited consolidated financial statements for the nine months and three months ended May 31, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1997 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1997 balances presented herein have been derived. The results of operations for the nine months and three months ended May 31, 1998 are not necessarily indicative of the results of operations for the full year.

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

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales Inc., a wholly-owned
      <PAGE 7>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


(1)  Summary of significant accounting policies (continued)


subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings.

          License fees for non-first-run syndicated properties are recognized at the gross contract amount (net of discount to present value for license periods greater than one year) at the commencement of the license period and when certain other conditions are satisfied.

Principal properties
____________________

          The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!; and INSIDE EDITION, a first-run syndicated series produced and distributed by the Company. THE OPRAH WINFREY SHOW accounted for approximately 42% and 40% of revenues for the nine months ended May 31, 1998 and 1997, respectively; WHEEL OF FORTUNE accounted for approximately 21% and 20% of revenues for each of such periods, respectively; JEOPARDY! accounted for approximately 18% and 17% of revenues for each of such periods, respectively; and INSIDE EDITION accounted for approximately 7% and 8% of revenues for each of such periods, respectively.

          The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc., the producer of the series ("Harpo"). Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-2000 broadcast season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season. Even if Harpo elects to continue to produce THE OPRAH WINFREY SHOW after the 1999-2000 broadcast season, it will not be obligated to distribute the series through the Company.

          The Company's agreements with Columbia TriStar Television, the producer of WHEEL OF FORTUNE and JEOPARDY!, provide that King World will be the exclusive distributor for each such series so long as the Company has obtained sufficient
      <PAGE 8>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


(1)  Summary of significant accounting policies (continued)

broadcast commitments to cover the production and distribution costs of that series and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute other game shows for first-run strip syndication so long as the Company is distributing WHEEL OF FORTUNE or JEOPARDY!.

          The Company has entered into an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long strip talk show hosted by Roseanne and distributed by the Company in first-run syndication. The series is scheduled to premiere on September 14, 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season. As of July 8, 1998, the series had been licensed for the 1998-1999 and 1999-2000 broadcast seasons to television stations covering 90% of the total domestic television viewing households.

          The Company has also entered into an agreement with Columbia TriStar Television to co-produce a new strip version of the game show HOLLYWOOD SQUARES for distribution by the Company in first-run syndication. This series is also scheduled to premiere on September 14, 1998. As of July 8, 1998, the series had been licensed for the 1998-1999, 1999-2000 and 2000-2001 broadcast seasons to television stations covering 80% of the total domestic television viewing households.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

          Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct, the Company's direct response marketing subsidiary. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as the license fees are earned. The share of revenues payable by the Company to such
      <PAGE 9>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


(1)  Summary of significant accounting policies (continued)


producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Stockholders' equity
____________________

          In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" earnings per share, which excludes any common stock equivalents and their related dilution, and "diluted" earnings per share, which includes the potential dilution from all common stock equivalents including options, warrants and convertible securities. Basic earnings per share has been computed using the weighted average number of shares of Common Stock outstanding of 72,921,000 and 74,228,000 for the three months ended May 31, 1998 and 1997, respectively, and 73,193,000 and 74,569,000 for the nine months ended May 31, 1998 and 1997, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average number of shares of Common Stock outstanding of 76,512,000 and 74,906,000 for the three months ended May 31, 1998 and 1997, respectively, and 76,458,000 and 75,320,000 for the nine months ended May 31, 1998 and 1997, respectively. Reported earnings per share in prior periods has been restated to conform with the provisions of SFAS 128.

           On January 19, 1998 the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company on January 19, 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to common stock and a like amount charged to paid-in capital. All share and per share data presented in these consolidated financial statements have been adjusted for all periods presented to reflect the stock split.
      <PAGE 10>
KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


(2)Producer advances

          On January 2, 1996, the Company paid an advance of $65 million to Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season which was fully recouped as of May 31, 1998. In addition, in September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons, none of which had been recouped as of May 31, 1998. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates such license agreements with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

      <PAGE 11>
Item 2.     Management's Discussion and Analysis of
          Results of Operations and Financial Condition
          _____________________________________________

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

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS AND THREE MONTHS ENDED MAY 31, 1998 AND 1997

Revenues
________

          Revenues for the first nine months of fiscal 1998 increased by approximately 2% over revenues for the first nine months of the prior fiscal year, primarily due to increased revenues from the sale of retained advertising time on and increased cash license fees from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!, offset by lower revenues from ROLONDA (due to the discontinuation of the show) and King World Direct. The decrease in revenues from King World Direct was attributable to significantly lower sales of the WILD AMERICA video series and the Sears Craftsman Robogrip pliers. King World Direct operates in a seasonal business with revenues heavily reliant on the Christmas selling season. Consequently, King World Direct's revenues and earnings have historically been higher in the Company's second fiscal quarter than in the first, third and fourth fiscal quarters.

          The Company's revenues for the three months ended May 31, 1998 were comparable to revenues for the three months ended May 31, 1997, increasing by less than 1%, due primarily to the same factors discussed above with respect to the nine month period.

      <PAGE 12>
          The principal components of the Company's revenues for the nine months and three months ended May 31, 1998 and 1997 are as follows:


                         Nine Months Ended     Three Months Ended
                              May 31,                May 31,
                         _________________     __________________

                              1998          1997          1998          1997
                              ____          ____          ____          ____

THE OPRAH WINFREY SHOW          42%          40%          42%          41%

WHEEL OF FORTUNE               21%          20%          21%          21%

JEOPARDY!                         18%          17%          18%          17%

INSIDE EDITION                    7%          8%          7%          8%

AMERICAN JOURNAL (1)          4%          4%          4%          4%

ROLANDA (2)                    --          1%          --          1%

King World Direct               2%          4%          1%          2%

(1) The production of AMERICAN JOURNAL will be discontinued after the current broadcast season.
(2) The production of ROLONDA was discontinued after the 1996-1997 broadcast season.

Producers' fees, programming and other direct operating costs
_____________________________________________________________

          Under the terms of its agreement with Harpo, following the 1996-1997 season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 season and thereafter, the Company instead receives distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow has declined.

          Producers' fees, programming and other direct operating costs increased by approximately 8% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The increase was primarily due to the greater portion of revenues payable to Harpo, as discussed above, as well as the increase in revenues generated by THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY! (a portion of which is payable to the producer of each such series). These effects were partially offset by the lower operating costs of King World Direct and a decrease in production costs due to the discontinuation of ROLONDA. For the three months ended February 28, 1998, producers' fees, programming and other direct operating costs increased by approximately
      <PAGE 13>
9% due primarily to the same factors as those discussed above for the nine month period.

Selling, general and administrative expenses.

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during preestablished measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first, second and third quarters of fiscal 1998, which include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first nine months of fiscal 1998 were lower by approximately 7%. The decrease was primarily due to a decrease in advertising and promotion costs for THE OPRAH WINFREY SHOW, ROLONDA and AMERICAN JOURNAL, partially offset by increases in the costs of programming under development and greater costs incurred in connection with the sales of programs distributed by the Company. Selling, general and administrative expenses for the three months ended May 31, 1998 decreased by 17% compared to the corresponding period of fiscal 1997, primarily due to the decrease in advertising and promotion costs for THE OPRAH WINFREY SHOW, ROLONDA and AMERICAN JOURNAL.

Net income and earnings per share
_________________________________

          Due to the factors discussed above, the Company's operating income for the nine months and three months ended May 31, 1998 decreased by approximately 8% for each such period compared to the corresponding period of the prior year. Net income decreased by approximately $5.2 million, or 5%, for the nine months ended May 31, 1998 in comparison to the nine months ended May 31, 1997, reflecting the decrease in operating income and slightly lower interest income earned on the Company's cash and investments, partially offset by a lower effective tax rate for the first nine months of fiscal 1998. Basic earnings per share decreased by 3% from $1.44 per share in the first nine months of fiscal 1997 to $1.40 per share in the first nine months of the current fiscal year as a result of the decline in net income offset by a decrease in the number of shares outstanding resulting from the Company's stock repurchase program. Diluted earnings per share decreased by 6% from $1.43 per share in the first nine months of the prior year to $1.34 in the first nine
      <PAGE 14>
months of fiscal 1998, due primarily to a higher average Common Stock price for the first nine months of fiscal 1998 (which resulted in a greater dilutive effect of outstanding stock options under the method used by the Company to calculate diluted earnings per share).

          For the three months ended May 31, 1998 as compared to the same period of the prior year, net income decreased by 4% from $35.7 million to $34.2 million; basic earnings per share decreased by 2% from $.48 per share to $.47 per share; and diluted earnings per share decreased by 6% from $.48 per share to $.45 per share, all for the same reasons discussed above for the nine month period.

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

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement with Harpo, the Company has the exclusive right, and has agreed,
      <PAGE 15>
to distribute episodes of THE OPRAH WINFREY SHOW produced through the 1999-2000 broadcast season. Pursuant to such agreement, Harpo and Ms. Winfrey have also committed to produce and host the show through the 1999-2000 broadcast season.

          After the 1999-2000 broadcast season, King World's right to distribute THE OPRAH WINFREY SHOW, if not renewed, will terminate. For several years, the Company has been, and is now, in the process of developing new television shows for syndication that it hopes will gain widespread audience appeal and generate significant revenues and income for the Company. Three such shows, THE ROSEANNE SHOW and a new version of the game show HOLLYWOOD SQUARES, are scheduled to premiere in the 1998-1999 broadcast season and a variety/talk show hosted by Martin Short for possible premiere in the 1999/2000 broadcast season. Although the Company hopes to renew its distribution arrangements with Harpo for television seasons following the 1999-2000 season, there can be no assurance that (a) Harpo and Ms. Winfrey will continue to produce and host the show beyond that season; (b) even if they do continue to produce and host the show beyond that season, that the Company will be able to obtain the distribution rights for any such future season on terms favorable to the Company; or (c) that the revenues generated by these or any other new shows will be sufficient to offset the loss of revenues and income that would result if such future distribution rights are not so obtained. The failure to renew such distribution rights on favorable terms, coupled with the failure of such new shows to gain widespread audience appeal, could be expected to have a material adverse effect on the Company's results of operations and financial condition after the 1999-2000 broadcast season.

          On January 2, 1996 the Company paid an advance of $65 million to Harpo against Harpo's minimum participation payments for the 1997-1998 broadcast season which was fully recouped as of May 31, 1998. In addition, in September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's minimum participation payments for the 1998-1999 and 1999-2000 broadcast seasons, none of which was recouped as of May 31, 1998. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

          The Company has used its cash reserves to make acquisitions of and investments in broadcast and related properties in the entertainment field, to repurchase shares of its Common Stock and to fund the cost of development, production and promotion of new programming. The Company continues to evaluate opportunities in these areas, and may seek to raise capital in public or private securities markets to finance such activities if it
      <PAGE 16>
considers it advantageous to do so. A division of the Company, King World Ventures, has primary responsibility for the Company's investment and acquisition program, including analysis of new business opportunities.

          On April 15, 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through July 8, 1998, 3,041,700 shares of Common Stock had been repurchased for aggregate consideration of approximately $66.0 million or approximately $21.70 per share (such amounts have been adjusted to reflect the two-for-one stock split). The Company intends to continue to repurchase shares of its Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program will be financed out of the Company's available cash and liquid investments.

          On May 16, 1997, a special dividend distribution of $1.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare additional cash dividends in the foreseeable future.

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


PART II - OTHER INFORMATION


Item 5.     Other Information
          _________________

          On May 8, 1998, the Board of Directors elected Avram Miller as a director, to fill a new position on the Board created pursuant to Section 2.2 of the Company's By-Laws. Mr. Miller has been elected to the class of the Company's directors whose term expires at the 1999 annual meeting of stockholders.

      <PAGE 17>
Item 6.     Exhibits and Reports on Form 8-K
          ________________________________

(a)     Exhibits:
     ________

     3.(i)Certificate of Amendment dated January 28, 1998 to Restated Certificate of Incorporation of the Company.

     3.(ii)Restated By-Laws of the Company (as of May 8, 1998).

     27.1     Financial Data Schedule.

(b)     Reports on Form 8-K
     ___________________

     None.
      <PAGE 18>
SIGNATURES


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

July 14, 1998