Form 10-K
period 1998-08-31
KING WORLD PRODUCTIONS INC
filed 1998-11-25
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended August 31, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934
             For transition period from           to

                         Commission file number: 1-9244

                          KING WORLD PRODUCTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-2565808
-------------------------------               ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

12400 Wilshire Boulevard
Suite 1200
Los Angeles, California                              90025
------------------------                          ------------
 (Address of principal                             (Zip Code)
   executive offices)

Registrant's telephone number, including area code: 310-826-1108
                                  ------------

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

                                      None
                                ----------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

          The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 10, 1998 was approximately $ 1.7 billion.

          As of November 10, 1998, there were 71,553,731 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The registrant's definitive proxy statement for its 1999 annual meeting of stockholders (which is to be filed pursuant to Regulation 14A not later than December 29, 1998) is incorporated by reference into Part III of this Form 10-K.

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

          This Report contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. The Company's actual results may differ significantly from the results described in or suggested by such forward-looking statements.

Programming and Related Operations

FIRST-RUN TELEVISION SYNDICATION

         In general terms, television syndication is a process by which a company, such as King World, sells programming on a market-by-market basis to television stations (whether network affiliates or independents); "first-run" refers to programming that airs initially in syndication (in contrast to "off network" programming, which airs initially on a network); and "strip" refers to programming that airs Monday through Friday at the same time of day. King World's revenues currently are derived primarily from the first-run strip syndication of the television series THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION. These series are four of the top ten first-run series in national syndication, as reported in the July 1998 Nielsen Designated Market Area Ranking Report. WHEEL OF FORTUNE and JEOPARDY! had the two highest ratings among all syndicated television shows and THE OPRAH WINFREY SHOW had the highest ratings among all national television talk shows (based on original telecasts). According to Nielsen, WHEEL OF FORTUNE has had the highest ratings among shows in national syndication for the last 59 consecutive sweeps periods, JEOPARDY! has had the second highest ratings among such shows for each of the last 52 consecutive sweeps periods and THE OPRAH WINFREY SHOW has had the third highest ratings among such shows for 40 of the last 47 sweeps periods. Based primarily on the success of THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!, King World's revenues have grown from $80.6 million in fiscal 1985 to $683.9 million in fiscal 1998 and its net income has increased from $9.8 million in fiscal 1985 to $136.0 million in fiscal 1998. Revenues derived from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY! and INSIDE EDITION (including revenues derived from the sale of retained advertising time) accounted for approximately 88% of King World's revenues for the fiscal year ended August 31, 1998. The Company distributes two other first-run syndicated shows, HOLLYWOOD SQUARES and THE ROSEANNE SHOW, both of which premiered in September 1998.

             The United States market for television programming is currently comprised principally of four components: (i) the major broadcast television networks (ABC, CBS, NBC, FOX and two emerging networks, UPN and WB) in conjunction with their respective affiliated stations; (ii) independent broadcast television stations (that is, stations that are not affiliated with such networks); (iii) basic cable services (such as USA Network, The Discovery Channel, MTV and Nickelodeon); and (iv) pay cable services (such as HBO and Showtime). Although this market is still dominated by the broadcast networks, each of which has affiliations with television stations that enable such networks to reach virtually all of the significant television markets in the United States, cable television networks (the most successful of which reach more than 70% of all U.S. television households) have generally been achieving increasing ratings in recent years. Recently developed digital compression technology, combined with fiber optics or small-sized satellite dishes may in coming years permit cable companies or direct broadcast satellite systems (which carry, among other programming, many cable television networks) to expand the domestic television market to hundreds of channels.

          During hours commonly referred to as "prime-time" (currently, with limited exceptions, 8 p.m. to 11 p.m. in the Eastern and Pacific time zones and 7 p.m. to 10 p.m. in the Central and Mountain time zones), stations owned and operated by the four major broadcast networks, and stations affiliated with those networks, broadcast schedules consisting primarily of programming produced for initial exhibition by the networks. (The WB and the UPN each currently supplies its respective affiliates with prime-time programming five evenings per week and with several hours per week of non-prime-time programming.) In non-prime time, such stations broadcast network programming, off-network programming (reruns), programming produced by the local stations themselves or by independent producers and first-run syndicated programming (programming produced for initial distribution on a syndicated basis). Independent television stations, during both prime and non-prime time, broadcast their own programming, off-network programming and first-run syndicated programming; some of such stations are affiliated with the WB or the UPN. Some cable operators, in addition to other services that they offer, telecast syndicated programming.

          At present, King World distributes television programming primarily to network-owned-and-operated stations and network-affiliated stations. First-run syndicated programming distributed by the Company competes for available time periods primarily with other first-run syndicated programming, network reruns and programming produced by local television stations.

          Nielsen divides the United States into 211 designated market areas and approximately 30 additional special market areas that, on the basis of size and the other Nielsen criteria, do not qualify as designated market areas. The 241 Nielsen designated and special market areas are referred to below as the "Nielsen market areas".

          In the 1983-1984 broadcast season, King World introduced a syndicated version of WHEEL OF FORTUNE, which had premiered on daytime network television in 1975. For the 1997-1998 broadcast season, WHEEL OF FORTUNE was licensed to television stations in 207 Nielsen market areas in the United States, covering over 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 204 Nielsen market areas, also covering over 99% of total domestic television households.

          For the 1984-1985 broadcast season, the Company introduced JEOPARDY!, a remake of the successful game show originally broadcast on network television between 1964 and 1975. For the 1997-1998 broadcast season, JEOPARDY! was licensed to television stations in 200 Nielsen market areas in the United States, covering approximately 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 198 Nielsen market areas, also covering approximately 99% of total domestic television households.

          For the 1986-1987 broadcast season, King World introduced into national television syndication THE OPRAH WINFREY SHOW, a talk show hosted by Oprah Winfrey which originally was produced by WLS-TV, an ABC owned-and-operated station. Commencing in October 1988, Harpo, Inc. ("Harpo"), an entity controlled by Ms. Winfrey, assumed production of the series. For the 1997-1998 broadcast season, THE OPRAH WINFREY SHOW was licensed to television stations in 208 Nielsen market areas in the United States, covering more than 99% of total domestic television households, and for the current broadcast season has been licensed to television stations in 206 Nielsen market areas, also covering more than 99% of total domestic television households.

          INSIDE EDITION, a half-hour first-run syndicated newsmagazine series hosted by Deborah Norville that is produced and distributed by King World, premiered in January 1989. It was the first television series produced by King World. INSIDE EDITION is produced at the Company's production facility in New York and has a correspondent bureau in Los Angeles to enhance the ability of the program to provide nationwide coverage. For the 1997-1998 broadcast season, INSIDE EDITION was licensed to television stations in 148 Nielsen market areas, covering approximately 90% of total domestic television households, and for the current broadcast season, the series has been licensed to television stations in 130 Nielsen market areas, covering approximately 85% of total domestic television households.

          HOLLYWOOD SQUARES, a new half-hour strip version of the popular game show featuring Whoopi Goldberg as the "Center Square," premiered in September 1998. For the current broadcast season, HOLLYWOOD SQUARES has been licensed to television stations in 159 Nielsen market areas, covering approximately 90% of total domestic television households.

          THE ROSEANNE SHOW, an hour-long strip talk show hosted by Roseanne, premiered in September 1998. For the current broadcast season, THE ROSEANNE SHOW has been licensed to television stations in 158 Nielsen market areas, covering approximately 92% of total domestic television households.

          AMERICAN JOURNAL, a half-hour first-run syndicated newsmagazine series that was produced by King World, premiered in September 1993. For the 1997-1998 broadcast season, AMERICAN JOURNAL was licensed to television stations in 104 Nielsen market areas, covering approximately 82% of total domestic television households. The distribution of AMERICAN JOURNAL ceased at the end of that season.

          Each of THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE, JEOPARDY!, INSIDE EDITION, HOLLYWOOD SQUARES and THE ROSEANNE SHOW has been licensed to television stations for exhibition in the current and in future broadcast seasons. The licenses for future seasons commence with the 1999-2000 broadcast season and extend, in certain cases, as far into the future as the 2004-2005 broadcast season. Revenues and related expenses under such license agreements will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of November 10, 1998, the gross amount of license fees under such agreements approximated $2.0 billion, of which approximately $1.3 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1998 is subject to several conditions, including the Company's continued distribution of such programming. Such amounts do not include sales of advertising time retained during the broadcast of such programming or foreign license fees.

          There can be no assurance that any of these programs will be licensed for additional years through renewal of existing licenses or issuance of new licenses or, if so licensed, that the terms of the license agreements will be as favorable to King World as those of the existing licenses. There can be no assurance that the key personalities on such programs, such as Oprah Winfrey, Pat Sajak, Vanna White, Alex Trebek, Whoopi Goldberg and Roseanne will continue to participate in the production of their respective programs. If for any reason they do not do so, there could be a material adverse effect on the Company's business.

ACQUISITION AND DEVELOPMENT OF PROPERTIES FOR DISTRIBUTION

          King World's business is dependent on obtaining or creating new television programs and series for distribution. King World may acquire properties for domestic, foreign or worldwide television distribution by entering into distribution agreements with independent producers, by producing its own programs, by co-producing programs in association with others, or by purchasing distribution rights.

          The terms under which the Company obtains the right to distribute programming from independent producers vary in each instance. The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, the producer of the series. Under the terms of the agreement currently in effect, the Company has been granted the exclusive right, and has agreed, to distribute episodes of THE OPRAH WINFREY SHOW produced through the 2001- 2002 broadcast season. In October 1995, Harpo and Ms. Winfrey committed to produce and host the series through the 1997-1998 season; in September 1997, Harpo and Ms. Winfrey committed to continue to produce and host the series through the 1999-2000 broadcast season; and in September 1998, Harpo and Ms. Winfrey committed to continue to produce and host the series through the 2001-2002 broadcast season.

          Under the terms of its agreement with Harpo, following the 1996- 1997 broadcast season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 broadcast season and thereafter, the Company instead receives distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the Company's net profits and cash flow have declined. Also, the distribution fees payable to the Company for the 2000-2001 and 2001-2002 broadcast seasons are significantly lower than those applicable to seasons through the 1999-2000 broadcast season, and, as a result, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow will further decline.

          After the 2001-2002 broadcast season, Harpo will not be obligated to distribute the series through the Company, if it elects to produce the series at all, and Ms. Winfrey will no longer be subject to any contractual restrictions with the Company on her ability to appear in television shows with the same or similar format as THE OPRAH WINFREY SHOW. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

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

          The Company has an agreement with Columbia TriStar Television to co-produce a new strip version of HOLLYWOOD SQUARES for distribution by the Company in first-run syndication. This series premiered in September 1998. As of November 10, 1998, the series had been licensed for the 1998-1999, 1999-2000 and 2000-2001 broadcast seasons to televisions stations covering approximately 80% of the total domestic television viewing households.

          The Company also has an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long, strip talk show hosted by Roseanne and distributed by the Company in first-run syndication. The series premiered in September 1998. Under the terms of the agreement, the Company has the exclusive right to distribute the show through the 2003-2004 broadcast season. As of November 10, 1998, the series had been licensed for the 1998-1999 and 1999-2000 broadcast seasons to televisions stations covering approximately 86% of total domestic television viewing households.

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

          For several years, the Company has been, and is now, in the process of developing new television shows for syndication that it hopes will gain widespread audience appeal and generate significant revenues and income for the Company. The Company has entered into an agreement with Dolshor Productions, Inc., a company controlled by Martin Short, to co-produce THE MARTIN SHORT SHOW, a talk/variety show to be hosted by Martin Short and distributed by the Company in first-run syndication. The series is scheduled to premiere in the Fall of 1999. Under the terms of that agreement, the Company will have the exclusive right to distribute the show through the 2004-2005 broadcast season.

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

          License fees payable by stations for the rights to broadcast television programs are payable in the form of cash, retained advertising time or both. A television station that enters into a license agreement for a particular program becomes obligated to pay the contracted license fee (which will often depend on the time period in which the program is aired by that station) and provide advertising time, if applicable, upon the delivery by the Company of the program in question. By licensing a program to television stations throughout the United States, the Company creates, in effect, an "ad hoc" network of stations that have agreed to carry the program. The creation of this ad hoc network, typically representing a penetration of at least 70% of total U.S. television households, enables the Company to sell the resulting commercial inventory to sponsors desiring national coverage. (See "Sale of Advertising Time".)

          In the 1998 fiscal year, approximately 14% of the Company's revenues were derived from license fees under contracts with television stations owned by ABC, Inc. No other television station, broadcast group or advertiser accounted for ten percent or more of the Company's revenues in such fiscal year.

MARKETING

          Sales to domestic television stations are made by the Company through a sales force that numbered 11 persons as of November 10, 1998. The Company's marketing strategy concentrates on a select number of programs that the Company considers to have good prospects for high audience ratings and expects will meet television stations' programming needs for specific time periods.

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

SALE OF ADVERTISING TIME

          King World Media Sales Inc. ("KWM"), a wholly-owned subsidiary of King World, sells advertising time within television programs. As of November 10, 1998, KWM (formerly known as Camelot Entertainment Sales, Inc.) employed 8 salespersons.

          The value of advertising on any particular program varies significantly depending on the audience ratings and demographics for such program and conditions in the market for television advertising time in general. In order for advertising time on a particular syndicated television program to be valuable to national advertisers, the program must, as a general rule, be broadcast in television markets covering at least 70% of the total domestic television households. For the 1998-1999 broadcast season, THE OPRAH WINFREY SHOW has been licensed to stations covering more than 99% of the total domestic television households; WHEEL OF FORTUNE and JEOPARDY! have each been licensed to stations covering approximately 99% of the total domestic television households; INSIDE EDITION has been licensed to stations covering approximately 85% of the total domestic television households; HOLLYWOOD SQUARES has been licensed to stations covering approximately 90% of the total domestic television households; and THE ROSEANNE SHOW has been licensed to stations covering approximately 92% of the total domestic television households.

          Fees for advertising time are established on the basis of household audience ratings or, more frequently, on the basis of the delivery of a certain demographic category of the viewing audience. The desired household rating or demographic delivery, as the case may be, is negotiated in advance with the advertiser or its agency. If the television program does not deliver at least the agreed-upon audience coverage, KWM is obligated either to make available, at no additional cost, additional advertising time within the same program or other programs that are expected to deliver at least the agreed-upon audience coverage, or to refund that portion of the advertising fee attributable to the under delivery.

          Generally, a portion of the Company's contracts for the sale of its advertising time may be canceled by the advertiser upon 90 days' notice. Each television station is obligated to broadcast advertising time retained by King World even if the program or episode on which the time was retained is preempted by the station.

          Historically, KWM has sold advertising time primarily on television programs distributed by King World. However, a portion of KWM's revenues has in recent years been attributable to commissions earned on sales of advertising time on television programs distributed by companies other than King World. KWM has agreements currently in effect with, among others, Western International Syndication, Don Cornelius Productions, Inc. and Allied Communications Incorporated to sell advertising time in IT'S SHOWTIME AT THE APOLLO and SOUL TRAIN, variety programs, and the "Film Leader" package of films, respectively.

FOREIGN SALES

          The number of outlets for television programming outside the United States has been increasing with the worldwide proliferation of broadcast, cable and satellite delivery systems. In recent years, many European governments have privatized television systems. The Company believes that privatized systems are more likely to broadcast U.S. programming than government-owned networks. In addition, both the number of pay and satellite television systems in Europe and the number of subscribers to these systems have increased. Pay television and satellite distribution systems are also developing in other geographic areas, including many Asian and South American markets. In some international markets, suppliers of programming may, however, be subject to local content and quota requirements that prohibit or limit the amount of U.S. programming that may be acquired.

          The Company licenses episodes of WHEEL OF FORTUNE, JEOPARDY!, THE OPRAH WINFREY SHOW, INSIDE EDITION, HOLLYWOOD SQUARES and THE ROSEANNE SHOW in Canada and in certain other English-speaking foreign territories (or to English-speaking channels in non-English-speaking territories). The Company also licenses the production of local versions of WHEEL OF FORTUNE and JEOPARDY! in a number of other major foreign territories. Under licenses from King World, Unilever, N.V. licenses the production of local versions of WHEEL OF FORTUNE and JEOPARDY! for broadcast in a number of Western European markets. In addition, the Company has recently become more active in acquiring rights for the distribution of television programming solely outside the United States.

          Revenues from foreign sales (including Canada) accounted for approximately 6% of King World's revenues in fiscal 1998.

DIRECT RESPONSE MARKETING

          The Company operates King World Direct Inc., a direct response marketing subsidiary. King World Direct handles key aspects of direct response marketing campaigns, including production, order fulfillment and media placement.

          King World Direct has developed direct response telemarketing campaigns for, among others, the WILD AMERICA video series and the Sears Craftsman line of hardware. Revenue from direct response marketing activities accounted for approximately 1% of the Company's revenues in fiscal 1998.

MERCHANDISING AND FILM LIBRARY

          The Company has granted licenses to others to produce WHEEL OF FORTUNE and JEOPARDY! non-electronic boxed board games and to exploit certain of its merchandising rights in THE LITTLE RASCALS and HOLLYWOOD SQUARES. King World also distributes its own library of over 60 feature length films and over 200 television programs, including feature length films from Sherlock Holmes, The East Side Kids, Mr. Moto and Charlie Chan series and episodes from THE LITTLE RASCALS, TOPPER, BRANDED and THE GUNS OF WILL SONNETT television series. In acquiring feature length films and television programs for its own library, the Company has attempted to emphasize classic programming -- films and television series with broad and enduring audience appeal. King World holds long-term television and related distribution rights to the properties in its library. The Company is not generally required to make any material royalty or similar payments with respect to the properties in its library. Revenues from merchandising and the film library accounted for less than 1% of the Company's revenues in fiscal 1998.

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

REGULATION OF THE TELEVISION INDUSTRY

          Legislation and Other FCC Rules and Proposals Affecting the Television Industry Generally


          The Telecommunications Act of 1996 (the "1996 Act"), signed in February 1996, among other things, requires the Federal Communications Commission (the "FCC") to relax its regulation (the "Multiple Ownership Rules") limiting the aggregate number of television stations that may be under common ownership. Prior to passage of the 1996 Act, the Multiple Ownership Rules permitted common ownership of, in most circumstances, up to twelve television stations, subject (in the case of station groups) to certain limitations based upon audience reach. As required by the 1996 Act, the FCC (in March 1996) eliminated the numerical limitation on common ownership and relaxed the audience reach limitation to 35% of domestic television households.

          The 1996 Act also requires the FCC to re-examine provisions of the Multiple Ownership Rules that prohibit the common ownership of stations serving the same market. In proceedings now pending before it, the FCC is considering relaxing the existing restrictions on common ownership of television stations serving the same market and permitting, subject to certain restrictions, joint venture (including joint programming) arrangements between independently owned stations in circumstances where common ownership would otherwise be prohibited.

The 1996 Act further requires the FCC to review its broadcast ownership rules every two years to "determine whether any of such rules are necessary in the public interest as a result of competition" and to repeal or modify any rules that are deemed no longer to serve the public interest. Pursuant to this requirement, in March 1998, the FCC began a formal inquiry to review those rules relating to broadcast ownership that were not either modified by the 1996 Act or already under consideration in pending FCC proceedings. Among other things, this inquiry solicits comments on the rules that prohibit common ownership of a broadcast television station and daily newspaper, or of a broadcast television station and cable system, serving the same market. In addition, the FCC has asked whether further relaxation of the national audience reach cap is warranted and whether competition warrants relaxation of the dual network rule, which, as revised by the 1996 Act, forbids common ownership of multiple broadcast networks by the four major broadcast networks (ABC, CBS, NBC and Fox) or by any of these four networks in combination with one of the two "emerging" broadcast networks (the WB and UPN). The FCC has stated that if, in its review, it determines that any of its broadcast ownership rules were no longer in the public interest, it would subsequently commence appropriate rulemaking proceedings to modify or repeal the rule or rules in question. During the pendency of these various proceedings, the FCC has granted waivers of the existing restrictions on common ownership of television stations serving the same market but it has not otherwise waived or granted exceptions to any other broadcast ownership restrictions.

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

          The 1996 Act requires that all television sets manufactured or imported into the United States be equipped with a device (the "V-chip") that will enable viewers to block display of certain programs based upon content. The 1996 Act afforded the program production and distribution industries a period of twelve months (until February 1997) within which to establish voluntary rules for identifying and rating video programming that contains sexual, violent or other indecent material and to agree to voluntarily transmit such ratings in a format capable of being read by the V-chip technology. If a voluntary code was not established (or if such a code was not acceptable to the FCC) within that time frame, then the FCC was to be required, in consultation with an advisory committee, to establish and enforce a rating code. The Company has participated actively in industry efforts to establish the voluntary code. In January 1997, the industry submitted to the FCC its proposal for a voluntary rating system, and, in August 1997, the industry submitted a revised proposal that added to the rating categories originally proposed. The revised proposal changed the descriptions used to identify certain age group categories and, in some situations, added symbols to indicate the nature of violence or sexual situations depicted, or language used, in certain programs. In March 1998, the FCC adopted an order finding the revised code acceptable; the FCC also adopted technical rules requiring television receivers (and computers) with picture screens 13" or greater to be equipped with the V-chip technology. That technology is, under the FCC's rules, required to be compatible with the approved code; however, manufacturers are encouraged, but not required, to market technology that is compatible with other potential rating systems. Under the rules, all television receivers manufactured after January 1, 2000 to which the rule applies must meet the V-chip requirements. The programming industry has established an oversight monitoring board to ensure that the rating guidelines are applied accurately and consistently to television programming. The Company does not believe that these requirements will have a material adverse effect on its revenues or profits. However, to the extent that any program series (or episodes of such series) produced or distributed by King World are subjected to restrictive ratings, there may be an adverse effect on the distribution and/or viewing of such series.

          In June 1995, the FCC initiated two proceedings in which it is considering repeal or relaxation of certain of its regulations restricting or forbidding certain contractual arrangements between a broadcast network and its affiliates. Among the matters under examination are: a rule that forbids a network from entering into a contract with any affiliate that either enables the network to reserve any time on the affiliate's station before the network has committed to use the time, or requires the station to make time available for network programming in substitution for programming already scheduled by the affiliate ("Time Optioning Rule"); a rule that forbids a network from penalizing affiliated stations for rejecting network programming and substituting programming deemed by the station to be of greater local or national interest; and a rule that forbids stations from affiliating with any network organization that operates more than one network. Separately, the FCC is re-examining a rule that prohibits a network from directly or indirectly controlling the advertising rates charged by an affiliate in connection with the broadcast of non-network programming ("Station Rates Rule") and a rule that forbids a network from acting as a sales representative for affiliated stations for the sale of advertising time in connection with non-network programming ("Station Rep Rule").

          The Company is unable to predict the outcome of these proceedings. Although the Company believes that certain of the conduct prohibited by the FCC's rules, such as the Station Rates Rule, are proscribed or curtailed under the anti-trust laws, the Company anticipates that repeal or substantial relaxation of the Time Optioning Rule and the Station Rep Rule will tend to increase the relative power of the networks in the market for television programming and for the sale of advertising time and will consequently adversely affect King World's bargaining position vis-a-vis sales of its programming to network-affiliated stations, as well as the sale of King World's barter time.

          PRIME-TIME ACCESS RULE/FINANCIAL INTEREST AND SYNDICATION RULE

          Until August 1996, a rule promulgated by the FCC in the 1970's and known as the "prime-time access rule" prohibited (subject to certain significant exceptions) television stations owned by or affiliated with the three major broadcast networks (ABC, CBS and NBC) in the 50 largest television markets from broadcasting more than a total of three hours per day of programming supplied by or previously aired on a network during the prime-time period (defined under the rule as 7-11 p.m. Eastern and Pacific time and 6-10 p.m. Central and Mountain time). Due to the rule, network-owned and network-affiliated stations often acquired either one hour or one-half hour of program material for exhibition during the prime-time access period from independent television producers and syndicators such as the Company.

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

          As a result of the repeal of the prime-time access rule and the elimination of the remaining restrictions of the financial interest and syndication rules, the Company may have more difficulty licensing its programming to stations owned and operated by the three major television networks and anticipates that, even if the Company is able to so license its programming, the profitability of such programming to the Company may, as a result of terms imposed by such stations, be reduced.

          OTHER REGULATORY AND LEGISLATIVE MATTERS

          In October 1992, Congress enacted legislation imposing certain new regulations on the cable television industry (the "1992 Cable Act"). The legislation includes provisions that require each local television station (as defined) to make an election between demanding carriage on any cable system within its service area on a "must-carry" basis (for which the station receives no compensation) or demanding that such cable system obtain the consent of the station and pay compensation (and/or furnish other consideration) to the station for the right to carry its signal. The election made by the station as to each such cable system remains in effect for three years. In March 1997, the United States Supreme Court, after protracted litigation and by a 5 to 4 vote, upheld the constitutionality of the "must carry" rules, against a First Amendment challenge initiated by cable interests. Under regulations promulgated by the FCC, stations were required to make an election between "must carry" and "retransmission consent" in October 1998, with the election to take effect as of January 1, 1999. Since the advent of the "retransmission consent" provisions, which became operative in October 1993, a small number of cable systems have refused to or failed to reach carriage agreements with particular local television stations and consequently ceased the carriage of such stations, thus resulting in decreased audience for King World programming aired on those stations. The Company has suffered no discernible adverse impact to date from such provisions.

          In April 1997, the FCC adopted comprehensive regulations relating to the deployment of Advanced Television Technologies ("ATV"), as required by the 1996 Act. ATV technologies will, among other things, enable existing television stations to broadcast more than one program at the same time; and the FCC has concluded that stations will be permitted to use the additional channel capacity resulting from ATV for entertainment programming purposes, including subscription programming, so long as at least one of the additional channels is used for free, over-the-air broadcasting. The rules adopted by the FCC provide that stations owned by or affiliated with the four major broadcast networks (ABC, CBS, Fox and NBC) in each of the top ten markets must complete construction of ATV facilities by May 1, 1999, that stations in markets 11-30 affiliated with those four networks must complete construction of ATV facilities by November 1, 1999 and that all other commercial television stations must complete construction of ATV facilities by May 1, 2002. Under the FCC rules, television stations will not be required to simultaneously broadcast programming on both a conventional analog channel and any ATV channel until 2003; thereafter, each station will be required to broadcast simultaneously on its analog channel specified percentages of programming carried on its ATV channel until the expected expiration of analog broadcasting, in 2006. Under the 1996 Act, the additional channels resulting from ATV technology will have "must carry/retransmission consent" rights.

          In July 1998, the FCC initiated a proceeding in which it is considering the implementation of the must carry/retransmission consent options in application to ATV technology. The FCC has proposed a series of implementing options, ranging from a rule that would require cable operators to immediately recognize the must carry/retransmission consent rights of broadcasters with respect to the ATV channels when those channels come on the air to one under which the question of must carry would be deferred until at least the expiration of the ATV transition period (2006) (which latter rule would effectively require broadcasters to rely exclusively upon their retransmission consent rights to negotiate arrangements with cable operators with respect to the carriage of their ATV channels during the transition period). As a part of this proceeding, the FCC has, among other issues, raised a question of whether its "program exclusivity rules" should be repealed. Under these rules, stations may, with the consent of the copyright owner/distributor, require a cable system not to carry (that it, to "blackout") a particular program or program series that is aired on a distant television station carried by the cable system. King World has, as a general rule, granted its station licensees the right to exercise these blackout rights. The FCC has invited comment on whether these blackout rights might be equally well protected through negotiations between stations and cable systems under the retransmission consent procedures. King World has submitted comments to the FCC contending that, under the 1992 Cable Act, any repeal of the program exclusivity rules would not relieve broadcasters of their obligations, or expand their rights, under existing or future program licensing agreements between them and King World. King World is unable to predict the outcome of this proceeding. Moreover, because the deployment of ATV technologies and the availability to consumers of television receivers capable of delivering ATV channels to consumers remain uncertain, the Company is unable to predict the outcome of these developments or their impact on the Company, if any.

          The 1996 Act repealed provisions of the Communications Act that prohibited any telephone company from acquiring financial interests in video programming and from distributing video programming in the same geographic area in which such telephone company provides telephone service. Under the 1996 Act, telephone companies are permitted, in most circumstances, to own and operate cable television systems, in which event they are subject to all of the requirements applicable to such systems including the "must carry"/retransmission consent requirements of the 1992 Cable Act. Alternatively, the 1996 Act permits telephone companies to directly enter the multi-channel video distribution business on a quasi-common carrier basis ("Open Video Systems"), pursuant to which the Open Video System operator leases channel capacity to programmers on a non-discriminatory basis; each such operator is required to reserve, in cases where demand exceeds channel capacity, up to two-thirds of its channel capacity for programmers with which such operator is not affiliated. The statute also requires that Open Video System operators extend "must carry"/ retransmission consent rights to over-the-air television stations in the market served. The FCC has adopted rules to implement these requirements, but the Company cannot predict the extent of telephone company entry into the program delivery market. However, to the extent that telephone company entry into the production and distribution of video programming weakens the position of over-the-air television stations in the video marketplace or increases the cost to such stations of access to audience, this could result in decreased audience for King World programming aired on those stations, or a reduction in the profitability to King World of such programming.

          The 1996 Act, among other requirements, directed the FCC to establish rules requiring that new video programming be closed captioned for the hearing impaired, and to establish timetables for implementing those captioning obligations. The FCC adopted closed captioning rules in August 1997, which took effect on January 1, 1998. The regulations require that all video programming first aired after January 1, 1998, that is not exempt pursuant to the rules be closed captioned. Legal responsibility generally falls on the "video programming distributors," including television stations. Program producers and distributors, however, are expected to cooperate in the process, and distributors will be able to rely on certifications from their programming sources indicating that the programming supplied is either captioned or exempt under the FCC rules. All of the programming currently produced or distributed by the Company, as well as all advertising programming produced by King World Direct that is more than five minutes in length, will be subject to the captioning requirements. However, the Company does not anticipate that compliance with these new rules will have a material adverse effect on the profitability of this programming to King World.

EMPLOYEES

          As of November 10, 1998, the Company employed approximately 418 persons. Of this number, approximately 230 are involved in the production of INSIDE EDITION, HOLLYWOOD SQUARES and THE ROSEANNE SHOW. Approximately 21 of the Company's employees are covered by collective bargaining agreements.


Item 2.  DESCRIPTION OF PROPERTIES

          The Company's corporate headquarters are located in Los Angeles, California, where the Company maintains executive offices, its advertising and promotion department, programming development, direct response marketing and licensing operations and its Western U.S. sales staff. The Company leases office space in New York City for executive offices, the operations of KWM and the Company's Eastern U.S. and foreign sales staff. The Company's accounting and finance, contract administration and research departments are located in leased offices in Short Hills, New Jersey. The Company also leases office space in Chicago, Boca Raton and Dallas for regional sales offices.

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

                                                HIGH                    LOW

           Fiscal 1997
         First Quarter Ended
           November 30, 1996............       19 3/8                  17 3/8
         Second Quarter Ended
           February 28, 1997............       20                      18 1/16
         Third Quarter Ended
           May 31, 1997.................       19 3/16                 17 5/8
         Fourth Quarter Ended
           August 31, 1997..............       20 1/4                  17 3/16

           Fiscal 1998
         First Quarter Ended
           November 30, 1997............       28 9/16                 19 17/32
         Second Quarter Ended
           February 28, 1998............       29 19/32                26 1/2
         Third Quarter Ended
           May 31, 1998.................       30 1/4                  25 5/16
         Fourth Quarter Ended
           August 31, 1998..............       30 1/16                 21

          As of the close of business on November 10, 1998, there were 568 holders of record of the Company's Common Stock.

          On February 17, 1998, the Company effected a two-for-one stock split (the "1998 Stock Split") in the form of a 100% stock dividend, which was paid to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company in January 1998. All share and per share data presented herein have been adjusted for all periods presented to reflect the stock split.

          In May 1997, a special dividend distribution of $1.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare additional cash dividends in the foreseeable future. The Company requires capital resources to fund development, production and promotion costs for its programming, and intends to use its cash reserves and future earnings to finance such expenses and the development and expansion of its business. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

Item 6.   SELECTED FINANCIAL DATA

          The following selected financial data have been derived from the consolidated financial statements of King World and its subsidiaries for the five years ended August 31, 1998, which have been audited and reported upon by Arthur Andersen LLP, independent public accountants. The unaudited 1995 and 1994 pro forma information presents selected financial data assuming that a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994 had not been made. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.


Statements of Income:                                                    Year Ended August 31,

                                                                                                1995                     1994
                                       1998           1997        1996           1995(1)     PRO FORMA(1)    1994(1)   PRO FORMA(1)
                                       ----           ----        ----           ----        ---------       ----      ---------
                                                                                            (unaudited)                (unaudited)

                                                                  (Dollars in thousands except per share data)

Revenues..........................   $683,869       $671,277     $663,426       $574,186      $575,732      $480,659     $541,390
Income from operations............    176,267        192,281      191,585        162,416       162,736       127,578      148,151
Income before provision
  for income taxes................    205,407        221,926      231,610(2)     183,258       183,578       140,839      161,412
Net income........................    136,048        143,382      150,000(2)     117,312       117,490        88,300      101,196
                                     ========       ========     ========       ========      ========      ========     ========

Basic earnings per share..........      $1.86          $1.93        $2.02(2)       $1.60         $1.60         $1.19        $1.36
                                     ========       ========     ========       ========      ========      ========     ========
Diluted earnings per share........      $1.79          $1.91        $1.99(2)       $1.57         $1.58         $1.17        $1.34
                                     ========       ========     ========       ========      ========      ========     ========

Special dividend per share........         --          $1.00          --             --            --            --           --
                                     ========       ========     ========       ========      ========      ========     ========

Balance Sheets:                                                              August 31,

                                                                                                1995                      1994
                                        1998            1997         1996           1995(1)  PRO FORMA(1)       1994(1) PRO FORMA(1)
                                        ----            ----         ----           ----     ---------          ----    ---------
                                                                                            (unaudited)                (unaudited)

                                                               (Dollars in thousands)

Cash and investments.............. $ 747,509        $730,049     $644,380       $529,025      $529,025      $430,048     $430,048
Advances to producers.............   130,000          65,000      130,000         60,000        60,000        60,000       60,000
Working capital...................   310,941         586,075      519,613        477,972       477,972       294,336      307,232
Total assets...................... 1,023,598         902,067      854,141        686,786       688,332       569,562      630,293
Stockholders' equity..............   881,211         784,082      737,885        575,737       575,915       459,077      471,973
                                   =========        ========     ========       ========       =======      ========     ========


-----------------------

1. The results of operations for fiscal 1995 and 1994 reflect a change in accounting for revenue recognition adopted prospectively in the fourth quarter of fiscal 1994. The one-time impact of adopting such change was to cause revenues, income from operations, income before provision for income taxes, net income, basic earnings per share and diluted earnings per share in the fourth quarter of fiscal 1994 to be approximately $60.7 million, $20.6 million, $20.6 million, $12.9 million, $.17 and $.17, lower, respectively, than they would have been under the Company's prior revenue recognition practice. Such revenues were recognized in fiscal 1995 under the modified accounting practice. The results of operations for fiscal 1995 would have been substantially the same as that actually reported if the Company's prior revenue recognition practice had been in effect for all of fiscal 1995. The unaudited 1995 and 1994 pro forma data are presented for comparison purposes only and represent the results of operations and balance sheet information assuming the Company's prior revenue recognition practice had been in effect in the fourth quarter of fiscal 1994 and in fiscal 1995.

2. Income before provision for income taxes, net income, basic earnings per share and diluted earnings per share include a nonrecurring gain of approximately $14.1 million, $10.3 million, $.14 and $.14, respectively, as a result of the Company's sale of Buffalo Broadcasting Co. Inc. to LIN Television Corporation in October 1995. See Note 8 of Notes to Consolidated Financial Statements.

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

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales Inc. ("KWM"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings. See Note 1 of Notes to Consolidated Financial Statements.

          All share (excluding treasury shares) and per share data have been adjusted to give effect to a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid by the Company on February 17, 1998.

          The discussion herein contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. The Company's actual results may differ significantly from the results described in or suggested by such forward-looking statements.

RESULTS OF OPERATIONS

Comparison of Fiscal 1998 and Fiscal 1997

REVENUES

          Revenues for fiscal 1998 increased by approximately 2% compared to fiscal 1997, primarily due to increased revenues from the sale of retained advertising time on and increased cash license fees from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!, offset by lower revenues from ROLONDA, a first-run syndicated talk-show produced and distributed by the Company (due to the discontinuation of the show), and King World Direct, the Company's wholly owned, direct response marketing subsidiary. The decrease in revenues from King World Direct was attributable to significantly lower sales of the WILD AMERICA video series and the Company's reduced participation in the revenues from Sears Craftsman Robogrip pliers.

          The principal components of the Company's revenues for fiscal 1998 and 1997 are as follows:


                                       1998                     1997
                                       ----                     ----
THE OPRAH WINFREY SHOW                  42%                      40%

WHEEL OF FORTUNE                        21%                      20%

JEOPARDY!                               18%                      17%

INSIDE EDITION                           7%                       8%

AMERICAN JOURNAL (1)                     4%                       4%

ROLONDA (2)                              --                       1%

King World Direct                        1%                       4%

(1) The production of AMERICAN JOURNAL was discontinued after the 1997-1998 broadcast season.

(2) The production of ROLONDA was discontinued after the 1996-1997 broadcast season.


PRODUCERS' FEES, PROGRAMMING AND OTHER DIRECT OPERATING COSTS

          Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to program ming distributed by the Company; participation payments payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as such revenues are earned. The share of revenues payable by the Company to producers, talent and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

          Under the terms of its agreement with Harpo, Inc. ("Harpo"), the producer of THE OPRAH WINFREY SHOW, following the 1996-1997 broadcast season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 broadcast season and thereafter, the Company instead receives distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo.

As a result of these changes, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow has declined.

          Producers' fees, programming and other direct operating costs increased by approximately 9% in fiscal 1998 compared to fiscal 1997. The increase was primarily due to the greater portion of revenues payable to Harpo, as discussed above, as well as the increase in revenues generated by THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY! (a portion of which is payable to the producer of each such series). These effects were partially offset by the lower operating costs of King World Direct and a decrease in production costs due to the discontinuation of ROLONDA.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Certain of such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during pre-established measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for fiscal 1998, which include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for fiscal 1998 decreased by approximately 8% from fiscal 1997. The decrease was primarily due to a decrease in advertising and promotion costs for THE OPRAH WINFREY SHOW, ROLONDA and AMERICAN JOURNAL, a first-run syndicated newsmagazine produced and distributed by the Company, partially offset by an increase in the cost of programming under development and greater costs incurred in connection with the sales of programs distributed by the Company.

NET INCOME AND EARNINGS PER SHARE

          Due to the factors discussed above, the Company's operating income for fiscal 1998 decreased by approximately 8% compared to fiscal 1997.

          Net income decreased by approximately $7.3 million, or 5%, for fiscal 1998 compared to fiscal 1997, reflecting the decrease in operating income and slightly lower interest income earned on the Company's cash and investments, partially offset by a lower effective tax rate for fiscal 1998. Basic earnings per share decreased by approximately 4%, from $1.93 per share in fiscal 1997 to $1.86 per share in fiscal 1998 as a result of the decrease in net income, offset by a decrease in the weighted average shares of Common Stock outstanding resulting from the Company's stock repurchase program. Diluted earnings per share decreased by 6% from $1.91 per share in fiscal 1997 to $1.79 per share in fiscal 1998, due primarily to a higher average Common Stock price during fiscal 1998 (which resulted in a greater dilutive effect of outstanding stock options under the method used by the Company to calculate diluted earnings per share).

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

          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 2004-2005 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company as the rates applicable to the 1997-1998 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

          The Company believes that the state of readiness with regard to the year 2000 compliance of its various information systems is adequate. Also, the Company is communicating with its significant customers and vendors to understand their year 2000 issues and, to date, no significant customers or vendors have informed the Company that a material year 2000 issue exists.

          The Company believes that the impact of inflation on its operations has not been significant.

Comparison of Fiscal 1997 and Fiscal 1996

REVENUES

          Revenues for fiscal 1997 increased by approximately 1% compared to fiscal 1996, primarily due to increased cash license fees from THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and, to a lesser extent, JEOPARDY!, offset by lower revenues derived from the sale of retained advertising time on INSIDE EDITION, AMERICAN JOURNAL and ROLONDA.

          The principal components of the Company's revenues for fiscal 1997 and 1996 are as follows:


                                        1997                    1996
                                        ----                    ----
THE OPRAH WINFREY SHOW                   40%                     39%

WHEEL OF FORTUNE                         20%                     19%

JEOPARDY!                                17%                     17%

INSIDE EDITION                            8%                      8%

AMERICAN JOURNAL                          4%                      4%

ROLONDA                                   1%                      2%

King World Direct                         4%                      4%


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

NET INCOME AND EARNINGS PER SHARE

          Due to the factors discussed above, the Company's operating income for fiscal 1997 was comparable to fiscal 1996, increasing by less than 1%. Reported net income for fiscal 1997 decreased by approximately $6.6 million compared to fiscal 1996 as a result of the Company recording a nonrecurring gain of approximately $14.1 million on the sale of Buffalo Broadcasting Co. Inc. ("Buffalo") to LIN Television Corporation during the first quarter of fiscal 1996. Reported basic earnings per share decreased for fiscal 1997 to $1.93 per share from $2.02 per share for fiscal 1996, and reported diluted earnings per share decreased for fiscal 1997 to $1.91 per share from $1.99 per share for fiscal 1996, as a result of the nonrecurring gain from the sale of Buffalo.

          Absent the nonrecurring gain on the sale of Buffalo, net income increased by approximately $3.7 million, or 3%, for fiscal 1997 in comparison to fiscal 1996, reflecting the slight increase in operating income, higher interest income earned on the Company's cash and investments and a marginally lower effective tax rate for fiscal 1997 compared with fiscal 1996. Absent the nonrecurring gain on the sale of Buffalo, basic earnings per share increased by $.05 per share, or approximately 3%, for fiscal 1997 compared to fiscal 1996, and diluted earnings per share increased by $.06 per share, or approximately 3%, for fiscal 1997 compared to fiscal 1996, as a result of the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

          For several years, the Company has been, and is now, in the process of developing new television shows for syndication that it hopes will gain widespread audience appeal, generate significant profits and cash flow for the Company, and reduce the significance of any one broadcast property on the Company's operating results. Two such shows, THE ROSEANNE SHOW and a new version of the game show HOLLYWOOD SQUARES, premiered in September 1998, and a variety/talk show hosted by Martin Short is being developed for distribution by the Company, with a possible premiere in Fall 1999.

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

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of King World's previous agreement with Harpo, King World was the exclusive distributor of THE OPRAH WINFREY SHOW through the 1999-2000 broadcast season. Such agreement was amended in September 1998 to provide for Harpo and Ms. Winfrey to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons and to extend the engagement of King World as the exclusive distributor of the show for those seasons.

          Under the amended agreement, King World will continue to receive distribution fees based on a percentage of the gross revenues generated by the show. Such distribution fees are significantly less than those applicable to seasons through the 1999-2000 broadcast season, and, as a result, the contribution of THE OPRAH WINFREY SHOW to King World's net profits and cash flow will decline.

          In January 1996, the Company paid Harpo a $65 million advance against Harpo's guaranteed share of gross revenues for the 1997-1998 broadcast season, which was fully recouped as of August 31, 1998. In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons, none of which had been recouped as of August 31, 1998. Subsequent to August 31, 1998, the Company paid an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season and agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for the 1998-1999 through the 2001-2002 broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

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

          On April 15, 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through November 10, 1998, 4,923,100 shares of its Common Stock had been repurchased in open market transactions for aggregate consideration of approximately $113.6 million, or approximately $23.07 per share. The Company intends to continue to repurchase shares of its Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program will be financed out of the Company's available cash and liquid investments.

          In May 1997, a special dividend distribution of $1.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend. The Company has no present plan to declare additional cash dividends in the foreseeable future.

          In January 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3,

1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company in January 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to Common Stock and a like amount was charged to paid-in capital.

          The Company has entered into agreements with television stations for the future distribution of programming commencing with the 1998-1999 broadcast season and extending as far into the future as the 2004-2005 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of November 10, 1998, the gross amount of license fees under such agreements approximated $2.0 billion, of which approximately $1.3 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1998 is subject to the Company's continued distribution of such programming. Such amounts do not include sales of advertising time retained during the broadcast of such programming or foreign license fees.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE

Report of Independent Public Accountants . . . . . . . .                32

Consolidated Balance Sheets as of August 31, 1998
  and 1997 . . . . . . . . . . . . . . . . . . . . . . .                33

Consolidated Statements of Income for the years
  ended August 31, 1998, 1997 and 1996 . . . . . . . . .                35

Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1998, 1997 and 1996 . . . .                36

Consolidated Statements of Cash Flows for the years
  ended August 31, 1998, 1997 and 1996 . . . . . . . . .                37

Notes to Consolidated Financial Statements . . . . . . .                38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To King World Productions, Inc.:

          We have audited the accompanying consolidated balance sheets of King World Productions, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of King World Productions, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.


                                       Arthur Andersen LLP

New York, New York
October 16, 1998

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              ASSETS

                                                             AUGUST 31,
                                                        1998            1997
                                                       (Dollars in thousands)

CURRENT ASSETS:
  Cash and cash equivalents..............         $   188,778      $   317,782
  Short-term investments.................              88,016          234,677
  Accounts receivable (net of
    allowance for doubtful accounts
    of $3,301 and $4,101 in 1998
    and 1997, respectively)..............              75,423           75,092
  Producer advances and
    deferred costs.......................              99,965           74,652
  Other current assets...................               1,146            1,857
                                                    ---------         --------
    Total current assets.................             453,328          704,060
                                                    ---------         --------

LONG-TERM INVESTMENTS, at cost,
    which approximates market value......             470,715          177,590
                                                    ---------         --------

FIXED ASSETS, at cost:
  Office and transportation equipment....              20,304           12,522
  Furniture, leaseholds and other
    improvements.........................               8,371            6,255
  Film and videotape masters.............               2,678            2,678
                                                    ---------         --------
                                                       31,353           21,455

  Less-accumulated depreciation and
    amortization.........................             (13,613)         (11,706)
                                                   ----------         --------
                                                       17,740            9,749
                                                   ----------         --------

PRODUCER ADVANCES
  AND OTHER ASSETS.......................              81,815           10,668
                                                   ----------         --------

                                                   $1,023,598         $902,067
                                                   ==========         ========


                     The accompanying Notes to Consolidated
                    Financial Statements are an integral part
                            of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             AUGUST 31,
                                                        1998          1997
                                                      (Dollars in thousands)

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities..........................          $   15,913        $  18,014
  Payable to producers and others........              96,118           69,599
  Income taxes payable...................              30,356           30,372
                                                   ----------        ---------
      Total current liabilities..........             142,387          117,985
                                                   ----------        ---------

COMMITMENTS AND CONTINGENCIES
  (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    none issued..........................                --               --
  Common stock, $.01 par value;
    150,000,000 shares authorized,
    88,650,301 and 87,664,828
    shares issued in 1998 and 1997,
    respectively.........................                 887              877
  Paid-in capital........................             138,219          124,130
  Retained earnings......................           1,137,238        1,001,190
  Treasury stock, at cost; 16,284,794
    and 14,413,594 shares in 1998 and
    1997, respectively...................            (395,133)        (342,115)
                                                   ----------        ---------

                                                      881,211          784,082
                                                   ----------        ---------

                                                   $1,023,598        $ 902,067
                                                   ==========        =========





                     The accompanying Notes to Consolidated
                    Financial Statements are an integral part
                            of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED AUGUST 31,
                                             1998         1997         1996
                                              (Dollars in thousands except
                                                     per share data)

REVENUES...............................   $683,869     $671,277      $663,426
                                          --------     --------      --------
EXPENSES:
  Producers' fees, programming and
    other direct operating costs.......    430,653      395,489       397,494
  Selling, general and admini-
    strative expenses..................     76,949       83,507        74,347
                                          --------     --------      --------
                                           507,602      478,996       471,841
                                          --------     --------      --------

  Income from operations...............    176,267      192,281       191,585

INTEREST AND DIVIDEND INCOME...........     29,140       29,645        25,965

NONRECURRING GAIN - Sale of
  Buffalo Broadcasting Co. Inc.........         --          --         14,060
                                          --------      -------      --------

  Income before provision for
    income taxes.......................    205,407      221,926       231,610


PROVISION FOR INCOME TAXES.............     69,359       78,544        81,610
                                          --------      -------      --------

  Net income...........................   $136,048     $143,382      $150,000
                                          ========     ========      ========

BASIC EARNINGS PER SHARE...............      $1.86       $1.93          $2.02
                                          ========    ========       ========

DILUTED EARNINGS PER SHARE.............      $1.79        $1.91         $1.99
                                          ========     ========      ========


                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                            part of these statements.




                                               KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Common Stock             Paid-in           Retained             Treasury
                                               Shares               $           Capital           Earnings               Stock
                                               ----------           -----       -------           --------              -------
                                                                           (Dollars in thousands)

Balance -
     August 31, 1995........................  85,373,896            $855        $ 87,261        $  782,651            $(295,041)
     Exercise of stock options..............   1,681,988              16          23,038                --                    --
     Purchase of treasury stock.............          --              --              --                --              (10,898)
     Net income.............................          --              --              --           150,000                    --
                                              ----------            ----        --------        ----------             ---------
Balance-
     August 31, 1996                          87,055,884             871         110,299           932,651             (305,939)
     Exercise of stock options..............     608,944               6          13,831                --                    --
     Purchase of treasury stock.............          --              --              --                --              (36,176)
     Special dividend.......................          --              --              --          (74,843)                    --
     Net income.............................          --              --              --           143,382                    --
                                              ----------            ----        --------        ----------             ---------
Balance -
     August 31, 1997........................  87,664,828             877         124,130         1,001,190             (342,115)
     Exercise of stock options..............     985,473              10          14,089                --                    --
     Purchase of treasury stock ............          --              --              --                --              (53,018)
     Net income ............................          --              --              --           136,048                    --
                                              ----------            ----        --------        ----------             ---------
Balance -
     August 31, 1998........................  88,650,301            $887        $138,219        $1,137,238            $(395,133)
                                              ==========            ====        ========        ==========            =========




                                          The accompanying Notes to Consolidated Financial
                                        Statements are an integral part of these statements.


                                            KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED AUGUST 31,
                                                                                      1998                1997      1996
                                                                                              (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................           $136,048           $143,382           $150,000
    Items not affecting cash:
       Gain on sale of Buffalo
         Broadcasting Co. Inc............................................                 --                 --            (14,060)
       Depreciation and amortization.....................................              1,907              1,203                800
    Change in assets and liabilities:
       Accounts receivable...............................................               (331)           (14,597)            (9,022)
       Producer advances and
         deferred costs..................................................            (92,480)            60,173            (46,740)
       Accounts payable and accrued
         liabilities.....................................................             (2,101)             2,777              4,167
       Payable to producers and
         others..........................................................             26,519             (2,321)             1,829
       Income taxes payable..............................................                (16)             1,273              3,469
       Other, net........................................................             (3,269)              (965)             3,391
                                                                                    --------           --------           --------
  Net cash provided by operating
    activities...........................................................             66,277            190,925             93,834
                                                                                    --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments................................................           (146,464)          (112,653)          (217,485)
  Proceeds from sale of Buffalo
    Broadcasting Co. Inc.................................................                 --                 --              9,802
  Additions to fixed assets..............................................             (9,898)            (8,071)              (429)
                                                                                    --------           --------           --------
  Net cash used in
    investing activities.................................................           (156,362)          (120,724)          (208,112)
                                                                                    --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock................................................................             14,099             13,834             23,046
  Purchase of treasury stock.............................................            (53,018)           (36,176)           (10,898)
  Payment of special dividend............................................                 --            (74,843)                --
                                                                                    --------           --------           --------
  Net cash (used in) provided by
    financing activities.................................................            (38,919)           (97,185)            12,148
                                                                                    --------           --------           --------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS...................................................           (129,004)           (26,984)          (102,130)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR......................................................            317,782            344,766            446,896
                                                                                    --------           --------           --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR............................................................           $188,778           $317,782           $344,766
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


                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of King World Productions, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. Unless the context suggests otherwise, the "Company", as used herein, means King World Productions, Inc. ("King World") and its consolidated subsidiaries. All share (excluding treasury shares) and per share data presented in these Consolidated Financial Statements have been adjusted to give effect to a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid by the Company on February 17, 1998.

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

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales Inc. ("KWM"), a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings.

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

(1)  Summary of significant accounting policies


          The contribution of each program to the Company's total revenues for fiscal 1998, 1997 and 1996 was as follows:


                                   1998            1997           1996
                                   ----            ----           ----
THE OPRAH WINFREY SHOW              42%             40%            39%

WHEEL OF FORTUNE                    21%             20%            19%

JEOPARDY!                           18%             17%            17%

INSIDE EDITION                       7%              8%             8%



          The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc. ("Harpo"), the producer of the series. Under the terms of King World's previous agreement with Harpo, King World was the exclusive distributor of THE OPRAH WINFREY SHOW through the 1999-2000 broadcast season. Such agreement was amended in September 1998 to provide for Harpo and Ms. Winfrey to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons and to extend the engagement of King World as the exclusive distributor of the show for those seasons.

          Under the terms of its agreement with Harpo, following the 1996-1997 broadcast season, the profit sharing arrangements between Harpo and the Company previously in effect were terminated and, in the 1997-1998 broadcast season and thereafter, the Company instead receives distribution fees based on a percentage of gross revenues derived from the series. These arrangements are less favorable to the Company than those contained in prior agreements between the Company and Harpo. As a result of these changes, the Company's net profits and cash flow have declined. Also, the distribution fees payable for the 2000-2001 and 2001-2002 broadcast seasons are significantly less than those applicable to seasons through the 1999-2000 season, and as a result, the contribution of THE OPRAH WINFREY SHOW to the Company's net profits and cash flow will further decline.

          The Company's agreements with Columbia TriStar Television provide that the Company shall be the exclusive distributor for WHEEL OF FORTUNE and JEOPARDY! so long as the Company has obtained sufficient broadcast commitments to cover such series' respective production and distribution costs and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute game shows for syndication so long as the Company is distributing WHEEL OF FORTUNE or JEOPARDY!.

          For several years, the Company has been, and is now, in the process of developing new television shows for syndication that it hopes will gain widespread audience appeal, generate significant profits and cash flows for the Company and reduce the significance of any one broadcast property on the Company's operating results. Two such shows, THE ROSEANNE SHOW and a new version

(1)  Summary of significant accounting policies


of the game show HOLLYWOOD SQUARES, premiered in September 1998, and a variety/talk show hosted by Martin Short is being developed for distribution by the Company, with a possible premiere in Fall 1999.

          In September 1997, the Company and Columbia TriStar Television announced their agreement to co-produce a new version of the game show HOLLYWOOD SQUARES, which is distributed by the Company in first-run syndication and debuted in September 1998.

          The Company has entered into an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long strip talk show hosted by Roseanne and distributed by the Company in first-run syndication. The series premiered in September 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season.

PRODUCERS' FEES, PROGRAMMING AND OTHER DIRECT OPERATING COSTS

          Producers' fees, programming and other direct operating costs include primarily the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct, the Company's wholly-owned direct response marketing subsidiary. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as such revenues are earned. The share of revenues payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses include advertising and promotion costs associated with programming distributed by the Company, which amounted to $22,876,000, $33,150,000 and $31,329,000 in fiscal 1998, 1997 and
1996, respectively. These amounts include the producers' share of such costs.

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

(1)  Summary of significant accounting policies


short-term investments purchased with a maturity of three months or less to be cash equivalents.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet and measured at its fair value. This statement also requires that changes in the derivative's fair value be recognized currently in earnings. To date, the Company has not, and has no present intention, to invest in any derivative instruments or participate in any hedging activities. Accordingly, the adoption of SFAS 133 will not have any effect on the Company.

PRODUCER ADVANCES AND DEFERRED COSTS

          Producer advances and deferred costs include pre-production, production and promotion costs, as well as talent and producer participation advances, in connection with certain first-run syndicated programs distributed by the Company for broadcast during seasons subsequent to August 31, 1998. Such costs are charged to expense as the revenues from such programs are earned. Advances are recouped from the share of revenues payable by the Company to producers, talent and others.

          In January 1996, the Company paid Harpo a $65 million advance against Harpo's guaranteed share of gross revenues for the 1997-1998 broadcast season, which was fully recouped as of August 31, 1998. In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons, none of which had been recouped as of August 31, 1998. Subsequent to August 31, 1998, the Company paid an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season and agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for the 1998-1999 through the 2001-2002 broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

LONG-TERM INVESTMENTS

          Long-term investments are comprised principally of intermediate-term municipal obligations and United States Treasury and other agency obligations whose maturities are between one and seven years and are carried at amortized cost which approximates market value.

(1)  Summary of significant accounting policies


FIXED ASSETS

          Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes, with estimated useful lives of 3 to 5 years for furniture, office and transportation equipment and 5 years for film and videotape masters. Leaseholds and other improvements are amortized over the shorter of their useful lives and the lease term. Depreciation and amortization expense was approximately $1,907,000, $1,203,000 and $800,000 in fiscal 1998, 1997 and 1996, respectively.

STOCKHOLDERS' EQUITY

          In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of "basic" earnings per share, which excludes any common stock equivalents and their related dilution, and "diluted" earnings per share, which includes the potential dilution from all common stock equivalents including options, warrants and convertible securities. Basic earnings per share has been computed using the weighted average shares of Common Stock outstanding of 73,157,000, 74,180,000 and 74,343,000 for the fiscal years ended August 31,
1998, 1997 and 1996, respectively. Diluted earnings per share which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average shares of Common Stock outstanding of 76,078,000, 74,992,000 and 75,368,000 for the fiscal years ended August 31, 1998, 1997 and 1996, respectively. Reported earnings per share in prior periods have been restated to conform with the provisions of SFAS 128.

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

INDUSTRY SEGMENTS AND CUSTOMERS

          The Company operates in one business segment, television program ming. The Company's major customers and principal facilities are located within the United States. In the 1998, 1997 and 1996 fiscal years, approximately 14%, 13% and 12%, respectively, of the Company's revenues were derived from license fees under contracts with a single broadcast group.

(1)  Summary of significant accounting policies


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

(2)  Pension and profit sharing plans

          The Company maintains the King World Productions, Inc. Retirement Savings Plan with an employee pre-tax salary deferral contribution program under
Section 401(k) of the Internal Revenue Code. Under the plan, employer matching contributions may not exceed 3% of annual compensation per employee and employer fixed contributions are limited to 3% of annual salary per employee, subject to a maximum total employer contribution of approximately $10,000 per employee for fiscal 1998. The plan covers substantially all of the Company's employees other than those involved in the production of programming produced by the Company.

          Contributions by the Company to the plan were approximately $709,000, $576,000 and $491,000 in fiscal 1998, 1997 and 1996, respectively.

(3)  Income taxes

          The components of the Company's provision for income taxes are summarized as follows:


                                               YEAR ENDED AUGUST 31,
                                     1998             1997              1996
                                     ----             ----              ----
                                              (Dollars in thousands)

Federal:
  Current.....................      $59,076           $64,824           $71,525
  Deferred....................        2,081             1,562            (2,293)
                                    -------           -------           -------
                                     61,157            66,386            69,232
                                    -------           -------           -------

State and local:
  Current.....................        8,115            12,067            12,511
  Deferred....................           87                91              (133)
                                    -------           -------           -------
                                      8,202            12,158            12,378
                                    -------           -------           -------

      Total...................      $69,359           $78,544           $81,610
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

          Following is a reconciliation of the Company's provision for income taxes to the tax computed at the U.S. statutory rate:


                                                  YEAR ENDED AUGUST 31,
                                         1998             1997           1996
                                         ----             ----           ----
                                                 (Dollars in thousands)

Tax at U.S. statutory
  rate...........................        $71,892         $77,674        $81,064
State tax provision, net
  of Federal benefit.............          5,331           7,903          8,046
Tax-exempt interest and
  dividend income................         (7,780)        (6,892)        (5,370)
Other, net.......................            (84)          (141)        (2,130)
                                         -------        -------        -------
                                         $69,359         $78,544        $81,610
                                         =======         =======        =======

          Income taxes paid approximated $67.5 million, $73.3 million and $76.8 million in fiscal 1998, 1997 and 1996, respectively.

(4)  Commitments and contingencies

LICENSE FEES

          The Company has entered into agreements with television stations for the future distribution of programming in broadcast television seasons commencing with the 1998-1999 season and extending as far into the future as the 2004-2005 broadcast season, under which the revenues and related expenses will not be recognized until the license periods thereunder have begun and certain other conditions are satisfied. As of November 10, 1998, the gross amount of license fees under such agreements approximated $2.0 billion, of which approximately $1.3 billion is payable to producers and others and is to be recognized as an expense. The recognition of such amounts in the consolidated financial statements of the Company in fiscal years subsequent to August 31, 1998 is subject to the Company's continued distribution of such programming. Such amounts do not include sales of advertising time retained during the broadcast of such programming or foreign license fees.

OPERATING LEASES

          Rent expense under operating leases covering office facilities, production studios and equipment amounted to approximately $4,078,000, $2,849,000 and $2,559,000 for fiscal 1998, 1997 and 1996, respectively. Office and studio leases are subject to price escalations for certain costs.

Aggregate future minimum rental commitments for these leases as of August 31, 1998 were as follows:

                  YEAR ENDING AUGUST 31,
                  (Dollars in thousands)

                  1999.........................                  $6,519
                  2000.........................                   5,742
                  2001.........................                   1,845
                  2002.........................                   1,435
                  2003.........................                     872


EMPLOYMENT AND PRODUCTION AGREEMENTS

          As of August 31, 1998, the Company had entered into employment agreements and agreements with independent contractors relating to programming being or to be produced by King World which provide for aggregate minimum annual compensation as follows:

                  YEAR ENDING AUGUST 31,
                  (Dollars in thousands)

                  1999.........................                 $33,531
                  2000.........................                  12,548
                  2001.........................                   1,223
                  2002.........................                     156
                  2003.........................                       0

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Certain of such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during pre-established measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for fiscal 1998, which include all amounts payable in accordance with the terms of such employment agreements.

LEGAL MATTERS

          The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to such actions will not have a material adverse effect on the results of operations and financial position of the Company.

(5)  Stock plans

          In fiscal 1998, the Company, reserved 2,000,000 additional shares for grants and awards under the 1996 Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Option/Stock Plan"). As of August 31, 1998 there were 1,806,862 shares available for grant under the Option/Stock

Plan. The Option/Stock Plan provides for grants of incentive stock options ("ISOs") and non-qualified stock options, as well as awards of shares of restricted stock, subject to certain conditions. The Option/Stock Plan is currently administered by the Compensation Committee of the Board of Directors.

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

          For non-qualified stock options granted pursuant to the Option/Stock Plan, the exercise price of options may be more than, less than or equal to the fair market value of the shares on the date of grant (in the discretion of the Compensation Committee), and the options may be immediately exercisable (in the discretion of the Compensation Committee) and may have a term in excess of ten years. Employees, directors and officers of, and consultants or suppliers to, the Company and its subsidiaries may be granted non-qualified stock options under the Option/Stock Plan.

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

          In fiscal 1997, the Company also adopted the Salesforce Bonus Plan (the "Salesforce Plan"), and reserved 1,000,000 shares for grants of options thereunder. The Salesforce Plan provides for grants of non-qualified stock options and certain cash bonuses, subject to certain conditions. The Salesforce Plan is currently administered by the Board of Directors and by the Chairman of the Board of the Company, who is also the head of the Company's salesforce. Any person employed by, or performing services for, the sales department of the Company or any subsidiary of the Company on a full-time basis (excluding directors and officers of the Company) is eligible to receive stock options and cash bonuses under the Salesforce Plan.

          The exercise price of options granted under the Salesforce Plan must be equal to the fair market value of the shares on the date of grant, and the options shall vest at a rate of 20% at the end of each of the first three years from the date of grant and 40% at the end of the fifth year from grant and shall expire on the date ten years from the date of grant.

          In fiscal 1989, the Company adopted the Incentive Equity Plan for Senior Executives, pursuant to which an aggregate 5,100,000 shares of Common Stock were reserved for issuance to the Company's Chairman of the Board, President and Chief Executive Officer (who is now its Vice Chairman and Chief Executive Officer), and Executive Vice President and Chief Operating Officer, upon the exercise of options granted thereunder. Each of the Chairman of the Board and the President and Chief Executive Officer was granted non-qualified stock options to purchase 2,400,000 shares of Common Stock, 1,950,000 at an exercise price of $7.88 (the approximate fair market value on the date of grant) and 450,000 at an exercise price of $.01; the Executive Vice President was granted non-qualified stock options to purchase 300,000 shares of Common Stock, 240,000 at an exercise price of $7.88 and 60,000 at an exercise price of $.01. No additional options may be granted under the Executive Plan.

          In connection with the extensions of the Company's rights to distribute THE OPRAH WINFREY SHOW through the 1999-2000 broadcast season, the Company previously granted to the principals of Harpo options to purchase an aggregate 5,000,000 shares of Common Stock. As of August 31, 1998, 3,900,000 of such options were outstanding and exercisable. In addition, on September 24, 1998, in connection with Harpo's and Ms. Winfrey's commitment to continue to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons, the Company granted to the principals of Harpo (including some key production executives) options to purchase an aggregate 1,130,000 million shares of Common Stock. All of such options were fully vested at the time of grant and have a term of ten years.

          The following table summarizes stock option activity at August 31 and for the fiscal years then ended:


                                    1998                                   1997                                  1996
                                   ------                                 ------                                -----

                                            Weighted                               Weighted                              Weighted
                                             Average                                Average                               Average
                                            Exercise                               Exercise                              Exercise
                         SHARES              PRICE              SHARES              PRICE              SHARES             PRICE
Outstanding at
beginning of
year                   15,183,206            $17.31          13,341,974             $17.21           7,440,804            $13.85
  Granted               1,833,040            $22.27           2,955,334             $18.05           7,855,000            $19.52
  Exercised            (1,104,640)           $11.05            (598,102)            $16.40          (1,692,830)           $19.80
  Canceled               (570,200)           $18.56            (516,000)            $20.02            (261,000)           $19.03
                       ----------                            ----------                             ----------

Outstanding at
end of year            15,341,406            $18.31          15,183,206             $17.31          13,341,974            $17.21
                       ==========                            ==========                             ==========

Exercisable at
end of year            10,069,736            $17.46           8,014,872             $15.85           6,897,374            $15.07
                      ===========                            ==========                             ==========

          The following table summarizes stock options outstanding and exercisable at August 31, 1998:


                            Options Outstanding             Options Exercisable

                                Weighted
                                Average        Weighted                 Weighted
    Range of                    Remaining      Average                  Average
    Exercise                    Life           Exercise                 Exercise
    Prices            Shares    (in years)     Price        Shares       Price

$  .01 to $ 7.88      480,000      0.5          $ 6.40       480,000     $ 6.40
$ 7.89 to $14.25    1,251,700      2.3          $12.52     1,251,700     $12.52
$14.26 to $19.70    6,864,866      6.9          $18.07     4,661,668     $18.03
$19.71 to $29.43    6,744,840      7.4          $20.46     3,676,368     $19.86
                   ----------                              ---------
                   15,341,406                             10,069,736
                   ==========                             ==========

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

          For stock options granted by the Company after August 31, 1995, SFAS 123 requires that pro forma information regarding net income and earnings per share be disclosed as if the Company had accounted for its options under the fair value method outlined in SFAS 123, which requires a compensation charge to earnings for all options granted during the period. The fair value of the Company's options was estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of highly subjective assumptions, including the expected stock price volatility and expected life of such options. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options (for which the Black-Scholes model was created) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Company stock options granted to employees.

          The fair value of the Company's stock options granted to employees was estimated using the following weighted average assumptions at August 31:


                                         1998           1997          1996
                                      ----------     ----------    ----------

     Expected life (in years)            6.50           6.50          6.50
     Risk-free interest rate             5.25%          6.50%         6.50%
     Volatility                         30.00%         30.00%        30.00%
     Dividend yield                      0.00%          0.00%         0.00%

          The weighted average estimated fair value of employee stock options granted during fiscal 1998, 1997 and 1996 was $9.41, $8.13 and $8.80 per share, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is generally amortized to compensation expense over the options' vesting period. The Company's pro forma net income, basic earnings per share and diluted earnings per share compared to that actually reported at August 31 are as follows:

                                                 1998       1997        1996
                                              --------   --------     --------

Net income (in thousands)     As reported     $136,048   $143,382     $150,000
                              Pro forma        121,011    134,720      139,762

Basic earnings per share      As reported        $1.86      $1.93        $2.02
                              Pro forma           1.65       1.82         1.88

Diluted earnings per share    As reported        $1.79      $1.91        $1.99
                              Pro forma           1.59       1.80         1.85


          The effects on the pro forma disclosures of applying SFAS 123 to fiscal 1998, 1997 and 1996 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, and the estimated fair value of the options is generally amortized over the five-year vesting period of the Company's employee stock options, the pro forma effect will not be fully reflected until fiscal 2000.

          The Company realizes a tax benefit in respect of non-qualified stock options based on the difference between the exercise price of the Common Stock subject to the option and the market price thereof on the date of exercise. Tax deductions related to compensation expense in excess of that taken for financial reporting purposes are added to paid-in capital in the period of the tax deduction. The amount of such tax deductions added to paid-in capital approximated $1,898,000, $3,976,000 and $1,342,000 in fiscal 1998, 1997 and
1996, respectively.

(6) Dividends and stock repurchases

          In May 1997, a special dividend distribution of $1.00 per share was paid to stockholders of record on April 25, 1997. The Company used approximately $74.8 million of its cash and liquid investments to pay the special dividend.

          In April 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through November 10, 1998, 4,923,100 shares of Common Stock were repurchased in open market transactions for aggregate consideration of approximately $113.6 million or approximately $23.07 per share. The Company intends to continue to repurchase shares of its Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program will be financed out of the Company's available cash and liquid investments.

          In January 1998, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company in January 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to Common Stock and a like amount was charged to paid-in capital.

(7)  Quarterly financial summaries (unaudited)

                           1st        2nd        3rd      4th        Fiscal
                         Quarter    Quarter    Quarter   Quarter      Year
                              (Dollars in thousands except per share data)

FISCAL 1998:
Revenues............... $172,926    $173,916   $167,968  $169,059    $683,869
Gross margin...........   65,691      63,222     61,458    62,845     253,216
Income before
  provision
  for income
  taxes................   52,544      51,285     50,514    51,064     205,407
Net income.............   34,369      33,578     34,202    33,899     136,048
Basic earnings
  per share............     $.47        $.46       $.47      $.47       $1.86
                        ========    ========   ========  ========    ========
Diluted earnings
 per share.............     $.45        $.44       $.45      $.45       $1.79
                        ========    ========   ========  ========    ========

                          1st        2nd         3rd        4th        Fiscal
                        Quarter    Quarter     Quarter     Quarter      Year
                              (Dollars in thousands except per share data)

FISCAL 1997:
Revenues...............$164,287    $175,169    $166,751   $165,070    $671,277
Gross margin...........  65,481      71,405      69,006     69,896     275,788
Income before
  provision
  for income
  taxes................  53,923      57,185      54,890     55,928     221,926
Net income.............  34,967      36,677      35,705     36,033     143,382
Basic earnings
 per share.............    $.47        $.49        $.48       $.49       $1.93
                       ========    ========    ========   ========    ========
Diluted earnings
 per share.............    $.46        $.48        $.48       $.49       $1.91
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

                                    PART III

          The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1999 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than December 29, 1998.

                                     PART IV

Item 10. EXHIBITS, FINANCIAL STATEMENTS
         AND REPORTS ON FORM 8-K

         (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements which appears on page 31 of this Annual Report.

         (3) EXHIBITS:

Exhibit
NUMBER   DESCRIPTION

3.1. Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 2-93987).

3.2.     Certificate of Amendment to the Registrant's Restated
         Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement No. 33-8357).

3.3.     Certificate of Amendment to the Registrant's Restated
         Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31,1998).

3.4.     Registrant's By-laws, as amended through May 8, 1998
         (incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1998).

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

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

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

10.8. Employment Agreement, dated as of June 6, 1997 between Jules Haimovitz and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1997).

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

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

10.10. King World Productions, Inc. Retirement Savings Plan dated September 17, 1992 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993).

10.11. 1996 Amended and Restated Stock Option and Restricted Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.12. Incentive Equity Compensation Plan for Senior Executives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-30695).

10.13. Form of Indemnification Agreement between the Registrant and the Registrant's directors (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

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

10.16.* Agreement dated as of March 17, 1994 between the Registrant and Harpo, Inc. (incorporated by reference to Form 8-K/A dated May 18,
          1994).

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

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

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

10.22.* Settlement Agreement, dated as of September 15, 1997, by and among Califon Productions, Inc. on Jeopardy Productions, Inc., Sony Pictures Entertainment Inc., The Game Show Network, L.P. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.23.* Letter Agreement, dated October 1, 1991, between Orion Pictures Corporation and the Registrant, under which Orion Picture Corporation transferred to the Registrant trademark, copyright and other property rights as more fully described therein to the television series entitled "Hollywood Squares" with accompanying Security Agreement and Assignment (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.24* Agreement made and entered into on the 14th day of May, 1997, by and between K.W.M., Inc. and Full Moon & High Tide Productions, Inc., providing the services of Roseanne (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.25.* Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).


--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

10.26.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

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

10.29* Amendment dated as of September 1, 1996 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991, June 13, 1994 and July 11, 1995 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996).

10.30** Agreement dated March 2, 1998 between the Registrant and MGM Domestic Television Distribution Inc.

10.31** Agreement dated as of September 16, 1998 between the Registrant and Harpo, Inc.

10.32 Employment Agreement, dated May 27, 1997, between the Registrant and Fred Cohen, as amended.

10.33 Employment Agreement, dated September 28, 1995, between the Registrant and Andrew Friendly, as amended.

10.34 Employment Agreement, dated June 23, 1989, between the Registrant and Don Prijatel, as amended.

10.35 Employment Agreement, dated September 1, 1988, between the Registrant and Stuart Stringfellow, as amended.

21.1.     List of Subsidiaries of the Registrant.

23.1.     Consent of Independent Public Accountants.

27.1      Financial Data Schedule.

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

**   Certain information in this exhibit is deleted pursuant to a request to the
Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1998:

          On July 27, 1998, the Company filed a current report on Form 8-K announcing that Jules Haimovitz, the Company's President and Chief Operating Officer, had left the Company.

          For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, as amended, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-30695 (filed August 24, 1990):

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

Date:  November 24, 1998                KING WORLD PRODUCTIONS, INC.

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


SIGNATURE                    TITLE                           DATE


/S/ MICHAEL KING             Vice Chairman and               November 24, 1998
--------------------
Michael King                 Chief Executive Officer
                             and Director (principal
                             executive officer)




/S/ ROGER KING               Director                        November 24, 1998
Roger King



/S/ DIANA KING               Director                        November 24, 1998
Diana King



/S/ RICHARD KING             Director                        November 24, 1998
Richard King



/S/ JOEL CHASEMAN            Director                        November 24, 1998
Joel Chaseman

/S/ FREDRIC D. ROSEN             Director                     November 24, 1998
--------------------
Fredric D. Rosen


/S/ RAYMOND G. CHAMBERS          Director                     November 24, 1998
------------------------
Raymond G. Chambers



/S/ AVRAM MILLER                 Director                     November 24, 1998
Avram Miller



/S/ STEVEN A. LOCASCIO                                        November 24, 1998
------------------------         Senior Vice President
Steven A. LoCascio               and Chief Financial
                                 Officer (principal
                                 financial and accounting
                                 officer)

                                  EXHIBIT INDEX

Exhibit
NO.        DESCRIPTION                                                      PAGE

3.1. Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 2-93987).

3.2. Certificate of Amendment to the Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement No. 33-8357).

3.3. Certificate of Amendment to the Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1998).

3.4. Registrant's By-laws, as amended through May 8, 1998 (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the quarterly period ended May 31, 1998).

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

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

Exhibit
NO.       DESCRIPTION                                                       PAGE



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

10.11. 1996 Amended and Restated Stock Option and Restricted Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

Exhibit
NO.      DESCRIPTION                                                        PAGE


10.12. Incentive Equity Compensation Plan for Senior Executives of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-30695).

10.13. Form of Indemnification Agreement between the Registrant and the Registrant's directors (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

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

10.16.* Agreement dated as of March 17, 1994 between the Registrant and Harpo, Inc. (incorporated by reference to 8- K/A dated May 18, 1994).

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

10.20. Form of Stock Option Agreement between the registrant and Oprah Winfrey (incorporated by reference to Exhibit

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

Exhibit
 NO.     DESCRIPTION                                                        PAGE


         10.19 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.21. Form of Stock Option Agreement between the registrant and Jeffrey D. Jacobs (incorporated by reference to Exhibit 10.20 to the Registrant's Annual report on Form 10-K for the fiscal year ended August 31, 1995).

10.22.* Settlement Agreement, dated as of September 15, 1997, by and among Califon Productions, Inc. on Jeopardy Productions, Inc., Sony Pictures Entertainment Inc., The Game Show Network, L.P. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.23* Letter Agreement, dated October 1, 1991, between Orion Pictures Corporation and the Registrant, under which Orion Picture Corporation transferred to the Registrant trademark, copyright and other property rights as more fully described therein to the television series enti-tled "Hollywood Squares" with accompanying Security Agreement and Assignment (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.24* Agreement made and entered into on the 14th day of May, 1997, by and between K.W.M., Inc. and Full Moon & High Tide Productions, Inc., providing the services of Roseanne (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

10.25.* Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. and amendment thereto dated as of June 13, 1989 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994).

10.26.* Amendment dated as of September 19, 1991 to the Agreement dated as of June 2, 1988 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

Exhibit
NO.      DESCRIPTION                                                        PAGE


         Report on Form 10-K for the fiscal year ended August 31, 1997).

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

10.29* Amendment dated as of September 1, 1996 to the Agreement dated June 2, 1988, as amended as of June 13, 1989, September 19, 1991, June 13, 1994 and July 11, 1995 between King World F.S.C. Corporation and Unilever N.V. (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996).

10.30** Agreement dated March 2, 1998 between the Registrant and MGM Domestic Television Distribution Inc.

10.31** Agreement dated as of September 16, 1998 between the Registrant and Harpo, Inc.

10.32 Employment Agreement, dated May 27, 1997, between the Registrant and Fred Cohen, as amended.

10.33 Employment Agreement, dated September 28, 1995, between the Registrant and Andrew Friendly, as amended.

10.34 Employment Agreement, dated June 23, 1989, between the Registrant and Don Prijatel, as amended.

10.35 Employment Agreement, dated September 1, 1988, between the Registrant and Stuart Stringfellow, as amended.

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

Exhibit
NO.      DESCRIPTION                                                        PAGE


21.1.     List of Subsidiaries of the Registrant.

23.1.     Consent of Independent Public Accountants.

27.1      Financial Data Schedule.

--------------------------

* Certain information in this exhibit is deleted pursuant to an order of the Securities and Exchange Commission granting confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.

** Certain information in this exhibit is deleted pursuant to a request to the Securities and Exchange Commission for confidential treatment. Such deleted information has been filed separately with the Securities and Exchange Commission.