Form 10-Q
period 1998-11-30
KING WORLD PRODUCTIONS INC
filed 1999-01-08
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from        to

                          Commission File Number 1-9244


                          KING WORLD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                   13-2565808
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


     12400 Wilshire Boulevard
     Suite 1200
     Los Angeles, California                                  90025
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 71,505,931 shares outstanding as of January 4, 1999.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                  November 30,      August 31,
                                                     1998              1998
                                                     ----              ----
                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents (Note 2)........    $  558,729       $  188,778
    Short-term investments  ..................        23,801           88,016
    Accounts receivable (net of allowance
        for doubtful accounts of $3,301 at
        November 30, 1998 and August 31,
        1998, respectively)...................        91,894           75,423
    Producer advances and deferred costs......       113,827           99,965
    Other current assets......................           722            1,146
                                                  ----------        ---------
             Total current assets.............       788,973          453,328
                                                  ----------        ---------

LONG-TERM INVESTMENTS, at cost,
        which approximates market value.......       105,048          470,715
                                                  ----------         --------

FIXED ASSETS, at cost.........................        33,380           31,353
  Less - accumulated depreciation
    and amortization..........................       (14,306)         (13,613)
                                                   ---------        ---------
                                                      19,074           17,740
                                                   ---------        ---------

PRODUCER ADVANCES AND OTHER ASSETS (Note 2)...       109,227           81,815
                                                  ----------        ---------

                                                  $1,022,322       $1,023,598
                                                  ==========       ==========




                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                          part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                  November 30,    August 31,
                                                      1998           1998
                                                      ----           ----
                                                  (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and
        accrued liabilities..................... $   13,765    $   15,913
    Payable to producers and others.............     55,169        96,118
    Income taxes payable........................     50,354        30,356
                                                 ----------    ----------
                Total current liabilities.......    119,288       142,387
                                                 ----------    ----------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
        5,000,000 shares authorized,
        none issued.............................         --            --
    Common stock, $.01 par value;
        150,000,000 shares authorized,
        88,850,325 shares and
        88,650,301 shares issued
        at November 30, 1998 and August 31,
        1998, respectively......................        889           887
    Paid-in capital.............................    142,802       138,219
    Retained earnings...........................  1,179,003     1,137,238
    Treasury stock, at cost; 17,282,194 and
        16,284,794 shares at November 30, 1998
      and August 31, 1998, respectively.........   (419,660)     (395,133)
                                                 ----------    ----------
                                                    903,034       881,211
                                                 ----------    ----------

                                                 $1,022,322    $1,023,598
                                                 ==========    ==========




                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                          part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                              Three Months Ended
                                                  November 30
                                              ------------------
                                              1998          1997
                                              ----          ----
                                           (Dollars in thousands
                                            except per share data)

REVENUES.............................  $194,267            $172,926
                                       --------            --------

EXPENSES:
  Producers' fees, programming and
    other direct operating costs.....   118,533             107,235
  Selling, general and
    administrative expenses..........    23,689              20,041
                                       --------            --------
                                        142,222             127,276
                                       --------            --------

    Income from operations...........    52,045              45,650

INVESTMENT INCOME....................    12,448               6,894
                                       --------            --------

    Income before provision
      for income taxes...............    64,493              52,544

PROVISION FOR INCOME TAXES...........    22,728              18,175
                                       --------            --------

    Net income.......................  $ 41,765            $ 34,369
                                       ========            ========


BASIC EARNINGS PER SHARE.............  $    .58            $    .47
                                       ========            ========

DILUTED EARNINGS PER SHARE...........  $    .56            $    .45
                                       ========            ========






                     The accompanying Notes to Consolidated
                      Financial Statements are an integral
                          part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                      Three Months Ended
                                                          November 30,
                                                      ------------------
                                                       1998        1997
                                                       ----        ----
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income.............................      $ 41,765       $ 34,369
         Items not affecting cash:
        Depreciation and amortization........           693            415
     Change in assets and liabilities:
        Accounts receivable..................       (16,471)        (5,176)
        Producer advances and
          deferred costs.....................       (38,278)      (105,935)
        Accounts payable and accrued
          liabilities........................        (2,148)        (2,524)
        Payable to producers and others......       (40,949)       (16,785)
        Income taxes payable.................        19,998         12,981
        Other, net...........................        (2,572)        (1,918)
                                                   --------       --------
   Net cash used in operating
         activities..........................       (37,962)       (84,573)
                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of investments..........       429,882        (43,152)
   Additions to fixed assets.................        (2,027)        (2,241)
                                                    -------       --------
      Net cash provided by (used in)
        investing activities.................       427,855        (45,393)
                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock....         4,585          4,342
   Purchase of treasury stock................       (24,527)            --
                                                   --------       --------
   Net cash (used in) provided by
     financing activities....................       (19,942)         4,342
                                                   --------       --------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS.......................       369,951       (125,624)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD..............................       188,778        317,782
                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END
      OF PERIOD..............................      $558,729       $192,158
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

Principles of consolidation
---------------------------

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

          The unaudited consolidated financial statements for the three months ended November 30, 1998 have been prepared in accor dance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1998 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1998 balances presented herein have been derived. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results of operations for the full year.

Revenue recognition
-------------------

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

Principal properties
--------------------

          The Company's principal properties are licenses to distribute The OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!. The Company co-produces and distributes Hollywood Squares, a first-run syndicated game show, and THE ROSEANNE SHOW, a first-run syndicated talk show. The Company also produces and distributes INSIDE EDITION, a first-run syndicated newsmagazine.

          The contribution of each program to the Company's total revenues was as follows:

                                                Three Months
                                                    Ended
                                                 November 30,
                                                ---------------
                                                1998       1997
                                                ----       ----

THE OPRAH WINFREY SHOW                          38%         43%
WHEEL OF FORTUNE                                18%         21%
JEOPARDY!                                       16%         17%
HOLLYWOOD SQUARES(1)                            10%          --
THE ROSEANNE SHOW(1)                             7%          --
INSIDE EDITION                                   6%          7%

(1) HOLLYWOOD SQUARES and THE ROSEANNE SHOW premiered in September 1998.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Summary of significant accounting policies (continued)

          The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc., the producer of the series ("Harpo"). Under the terms of the Company's agreement in effect through August 1998 with Harpo, King World was engaged as the exclusive distributor of THE OPRAH WINFREY SHOW through the 1999-2000 broadcast season. Such agreement was amended in September 1998 to provide for Harpo and Ms. Winfrey to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons and to extend the engagement of King World as the exclusive distributor of the show for those seasons.

          The Company's agreements with Columbia TriStar Television provide that King World will be the exclusive distributor for WHEEL OF FORTUNE and JEOPARDY! so long as the Company has obtained sufficient broadcast commitments to cover such series' respective production and distribution costs and that the Company may not, unless otherwise agreed by Columbia TriStar Television, distribute other game shows for strip first-run syndication so long as the Company is distributing WHEEL OF FORTUNE or JEOPARDY!.

          In September 1997, the Company and Columbia TriStar Television announced their agreement to co-produce a new version of the game show Hollywood Squares, which is distributed by the Company in strip first-run syndication and premiered in September 1998.

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

Producers' fees, programming and other direct operating costs
-------------------------------------------------------------

          Producers' fees, programming and other direct operating costs primarily include the producers' share of both cash license fees from the sale of programming to television stations and revenues derived from the sale of retained advertising time to advertisers with respect to programming distributed

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Summary of significant accounting policies (continued)

by the Company; participation fees payable by the Company to producers and talent; production and distribution costs for first-run syndicated programming; and the direct operating costs of King World Direct, the Company's wholly owned direct response marketing subsidiary. That portion of any recognized revenue that is to be paid to producers and owners of programming is accrued as such revenues are earned. The share of revenues payable by the Company to such producers and others is generally paid as cash license fees and revenues derived from the sale of retained advertising time are received from television stations and advertisers.

Stockholders' equity
--------------------

          Basic earnings per share has been computed using the weighted average shares of Common Stock outstanding of 71,609,000 and 73,366,000 for the three months ended November 30, 1998 and 1997, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average shares of Common Stock outstanding of 74,518,000 and 75,826,000 for the three months ended November 30, 1998 and 1997, respectively.

          In January 1998 the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company in January 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to common stock and a like amount charged to paid-in capital. All share and per share data presented in these consolidated financial statements have been adjusted for all periods presented to reflect the stock split.

Comprehensive income
--------------------

          In the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1)  Summary of significant accounting policies (continued)

Income. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The components of comprehensive income include, but are not limited to, foreign currency translation adjustments and unrealized gains and losses on certain investment securities. The Company has no material items required to be reported in the presentation of comprehensive income.

(2)  Producer advances

          In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons. As of November 30, 1998, approximately $36.4 million of the $65 million advance associated with the 1998-1999 broadcast season remained unrecouped. None of the $65 million advance related to the 1999-2000 broadcast season was recouped as of November 30, 1998. As part of the most recent amendment to its agreement with Harpo, the Company agreed to pay, within 30 days of contract signing, an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season. As of November 30, 1998, such advance had not yet (with the acquiescence of Harpo) been paid. However, given the Company's continuing unconditional obligation to pay such advance, this amount was reclassified from cash and cash equivalents to producer advances and other assets in the accompanying consolidated balance sheets. Also, the Company agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         ---------------------------------------------

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended November 30, 1998 and 1997

Revenues
--------

          Revenues for the three months ended November 30, 1998 increased by approximately 12% over revenues for the first three months of the prior fiscal year, primarily due to the introduction of HOLLYWOOD SQUARES, a first-run syndicated game show co-produced and distributed by the Company, and of THE ROSEANNE SHOW, a first-run syndicated talk show co-produced and distributed by the Company, each of which premiered in September 1998. The additional revenues generated by such programs were partially offset by the discontinuation of AMERICAN JOURNAL (which was cancelled following the 1997-1998 broadcast season) and, to a lesser extent, lower revenues from Inside Edition, a first-run syndicated newsmagazine produced and distributed by the Company.

          The principal components of the Company's revenues are as follows:

                                           Three Months
                                               Ended
                                            November 30,
                                         -----------------
                                         1998         1997
                                         ----         ----
THE OPRAH WINFREY SHOW                    38%           43%
WHEEL OF FORTUNE                          18%           21%
JEOPARDY!                                 16%           17%
HOLLYWOOD SQUARES(1)                      10%            --
THE ROSEANNE SHOW (1)                      7%            --
INSIDE EDITION                             6%            7%
AMERICAN JOURNAL (2)                       --            4%

(1) HOLLYWOOD SQUARES and THE ROSEANNE SHOW premiered in September 1998.

(2) The production of AMERICAN JOURNAL was discontinued after the 1997-1998 broadcast season.


Producers' fees, programming and other direct operating costs
-------------------------------------------------------------

          Producers' fees, programming and other direct operating costs increased by approximately 11% in the first three months of fiscal 1999 compared with the first three months of fiscal 1998 primarily as a result of the production and participation costs associated with HOLLYWOOD SQUARES and THE ROSEANNE SHOW, partially offset by a decrease in production costs due to the discontinuation of AMERICAN JOURNAL.


Selling, general and administrative expenses.
---------------------------------------------

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during pre-established measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first quarter of fiscal 1999, which include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first quarter of fiscal 1999 increased by approximately 18% from the comparable period of fiscal 1998 as a result of advertising and promotion costs incurred in connection with the introduction of HOLLYWOOD SQUARES and THE ROSEANNE SHOW, and certain performance-based bonuses incurred in connection with the launch of these shows as described above. Such increase was partially offset by lower marketing costs for AMERICAN JOURNAL.

NET INCOME AND EARNINGS PER SHARE
---------------------------------

          Due to the factors discussed above, the Company's operating income for the three months ended November 30, 1998 increased by approximately 14% compared to the corresponding period of the prior year. Net income increased by approximately $7.4 million, or 22%, for the three months ended November 30, 1998 in comparison to the three months ended November 30, 1997, reflecting the increase in operating income and the realization of nonrecurring capital gains on the sale of various investment securities, partially offset by a slightly higher effective tax rate for the first three months of fiscal 1999 as compared to the same period of fiscal 1998. Basic earnings per share increased by 23% from $.47 per share in the first three months of fiscal 1998 to $.58 per share in the first three months of the current fiscal year as a result of the increase in net income and a decrease in the number of shares outstanding resulting from the Company's ongoing stock repurchase program. Diluted earnings per share increased by 24% from $.45 per share in the first three months of the prior year to $.56 in the first three months of fiscal 1999 due to the same factors that resulted in the increase in basic earnings per share. Absent the nonrecurring capital gains, basic and diluted earnings per share would have been $.55 and $.53, respectively, in the first three months of fiscal 1999.

          Due to the success of the shows distributed by the Company and in order to mitigate the influence of some of the factors referred to above, the Company has been obtaining multi-year licenses and license renewals from television stations for its principal distribution properties, extending as far into the future as the 2004-2005 broadcast season. In general, these licenses and renewals have been at rates as favorable or more favorable to the Company than the rates applicable to the 1998-1999 broadcast season. All such licenses and renewals are contingent upon the continued production of the series by their respective producers through the broadcast seasons for which the licenses run.

          The Company believes that the state of readiness with regard to the year 2000 compliance of its various information systems is adequate. Also, the Company is communicating with its significant customers and vendors to understand their year 2000 issues and, to date, no significant customers or vendors have informed the Company that a material year 2000 issue, that will affect the Company, exists.

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

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement in effect through August 1998 with Harpo, Inc. ("Harpo"), the producer of THE OPRAH WINFREY SHOW, the Company was engaged as the exclusive distributor of THE OPRAH WINFREY SHOW through the 1999-2000 broadcast season. Such agreement was amended in September 1998 to provide for Harpo and Ms. Winfrey to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons and to extend the engagement of King World as the exclusive distributor of the show for those seasons.

          Under the amended agreement, King World will continue to receive distribution fees based on a percentage of the gross revenues generated by the show. Such distribution fees are significantly less than those applicable to seasons through the 1999-2000 broadcast season, and, as a result, the contribution of THE OPRAH WINFREY SHOW to King World's net profits and cash flow will decline.

          In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons. As of November 30, 1998, $36.4 million associated with the 1998-1999 broadcast season remained unrecouped. None of the $65 million related to the 1999-2000 broadcast season was recouped as of November 30, 1998. As part of the most recent amendment to its agreement with Harpo, the Company agreed to pay, within 30 days of contract signing, an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season. As of November 30, 1998, such advance had not yet (with the acquiescence of Harpo) been paid. However, given the Company's continuing unconditional obligation to pay such advance, this amount was reclassified from cash and cash equivalents to producer advances and other assets in the accompanying consolidated balance sheets. Also, the Company agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of The Oprah Winfrey Show.

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

          In April 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through January 4, 1999, 4,990,300 shares of Common Stock had been repurchased for aggregate consideration of approximately $115.5 million or approximately $23.14 per share (such amounts have been adjusted to reflect the two-for-one stock split). The Company intends to continue to repurchase shares of its Common Stock in the open market and in privately negotiated transactions if and when it deems it advantageous to do so. Purchases under the share repurchase program have been and will continue to be financed out of the Company's available cash and liquid investments.

          In January 1998 the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on February 17, 1998 to stockholders of record on February 3, 1998. In connection with the stock split, the Company increased the number of authorized shares of Common Stock from 75 million to 150 million, which increase was approved by the stockholders of the Company in January 1998. The par value of the additional 36,738,470 shares of Common Stock issued in connection with the stock split was credited to Common Stock and a like amount charged to paid-in capital. All share and per share data presented in these consolidated financial statements have been adjusted for all periods presented to reflect the stock split.


PART II - OTHER INFORMATION


Item 5.  Other Information
         -----------------


         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:
         --------

         None.

(b)      Reports on Form 8-K
         -------------------

          On September 29, 1998, the Company filed a current report on Form 8-K announcing the renewal of THE OPRAH WINFREY SHOW for the 2000-2001 and 2001-2002 broadcast seasons.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KING WORLD PRODUCTIONS, INC.



                                      By:    /s/ Steven A. LoCascio
                                             ----------------------
                                             Steven A. LoCascio
                                             Senior Vice President and
                                             Chief Financial Officer
                                             and on behalf of the Registrant

January 7, 1999