Form 10-Q/A
period 1998-11-30
KING WORLD PRODUCTIONS INC
filed 1999-03-12
CIK 756764

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

          The unaudited consolidated financial statements for the three months ended November 30, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such period. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1998 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1998 balances presented herein have been derived. The results of operations for the three months ended November 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

         27.1 - Financial Data Schedule

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