Form 10-Q
period 1999-02-28
KING WORLD PRODUCTIONS INC
filed 1999-04-13
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period from     to

                          Commission File Number 1-9244


                          KING WORLD PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-2565808
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



     12400 Wilshire Boulevard
     Suite 1200
     Los Angeles, California                                            90025
--------------------------------------------------------------        ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 70,745,131 shares outstanding as of April 4, 1999.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)




                                                     February 28,    August 31,
                                                         1999          1998
                                                     ------------    ----------

                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents....................... $   338,340       $  188,778
  Short-term investments..........................      26,990           88,016
  Accounts receivable (net of
    allowance for doubtful accounts of
    $3,014 and $3,301 at February 28, 1999
    and August 31, 1998, respectively)............     107,260           75,423
  Producer advances and deferred costs............      89,274           99,965
  Other current assets............................       1,546            1,146
                                                    ----------       ----------
           Total current assets...................     563,410          453,328
                                                    ----------       ----------
LONG-TERM INVESTMENTS, at cost,
  which approximates market value.................     357,753          470,715
                                                    ----------       ----------

FIXED ASSETS, at cost.............................      34,885           31,353
  Less - accumulated depreciation
    and amortization..............................     (15,075)         (13,613)
                                                    ----------       ----------

                                                        19,810           17,740
                                                    ----------       ----------

PRODUCER ADVANCES AND OTHER ASSETS................      95,168           81,815
                                                    ----------       ----------

                                                    $1,036,141       $1,023,598
                                                    ==========       ==========




          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                  February 28,      August 31,
                                                      1999             1998
                                                  ------------      ----------
                                                  (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable and
        accrued liabilities.......................  $   16,408       $   15,913
    Payable to producers and others...............      62,337           96,118
    Income taxes payable..........................      36,234           30,356
                                                    ----------       ----------
           Total current liabilities..............     114,979          142,387
                                                    ----------       ----------

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
        5,000,000 shares authorized,
        none issued...............................          --              --
    Common stock, $.01 par value;
        150,000,000 shares authorized,
        88,997,325 shares and
        88,650,301 shares issued
        at February 28, 1999 and
        August 31, 1998, respectively.............         890              887
    Paid-in capital...............................     146,440          138,219
    Retained earnings.............................   1,218,306        1,137,238
    Treasury stock, at cost; 18,203,194 shares
      and 16,284,794 shares at February 28,
      1999 and August 31, 1998, respectively......    (444,474)        (395,133)
                                                    ----------       ----------
                                                       921,162          881,211
                                                    ----------       ----------
                                                    $1,036,141       $1,023,598
                                                    ==========       ==========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                    Three Months Ended     Six Months Ended
                                       February 28,          February 28,
                                     1999        1998       1999       1998
                                  (Dollars in thousands except per share data)

REVENUES.......................   $197,483    $173,916      $391,750    $346,842
                                  --------    --------      --------     -------

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............    120,220     110,694       238,753     217,929
  Selling, general and
    administrative expenses....     23,856      19,115        47,545      39,156
                                  --------    --------      --------     -------
                                   144,076     129,809       286,298     257,085
                                  --------    --------      --------     -------

    Income from operations.....     53,407      44,107       105,452      89,757

INVESTMENT INCOME..............      7,345       7,178        19,793      14,072
                                  --------    --------      --------     -------

    Income before provision
      for income taxes.........     60,752      51,285       125,245     103,829

PROVISION FOR INCOME TAXES.....     21,449      17,707        44,177      35,882
                                  --------    --------      --------     -------

    Net income.................   $ 39,303    $ 33,578      $ 81,068    $ 67,947
                                  ========    ========      ========    ========


BASIC EARNINGS PER SHARE.......   $    .55    $    .46      $   1.13    $    .93
                                  ========    ========      ========    ========

DILUTED EARNINGS PER SHARE.....   $    .53    $    .44      $   1.09    $    .89
                                  ========    ========      ========    ========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                          February 28,
                                                     1999             1998
                                                   (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................         $ 81,068         $ 67,947
    Items not affecting cash:
      Depreciation and amortization ....            1,462              902
    Change in assets and liabilities:
      Accounts receivable ..............          (31,837)         (13,292)
      Producer advances and
        deferred costs .................            1,857          (74,396)
      Accounts payable and accrued
        liabilities ....................              495             (984)
      Payable to producers and others ..          (33,781)         (16,449)
      Income taxes payable .............            5,878           (1,689)
      Other, net .......................           (4,919)          (2,983)
                                                 ---------        ---------
  Net cash provided by (used in)
    operating activities ...............           20,223          (40,944)
                                                 --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of investments .....          173,988          (57,837)
  Additions to fixed assets ............           (3,532)          (7,106)
  Net cash provided by (used in)                 ---------        ---------
    investing activities ...............          170,456          (64,943)
                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            8,224            7,335
  Purchase of treasury stock ...........          (49,341)          (6,041)
                                                 ---------        ---------
  Net cash (used in) provided
    by financing activities ............          (41,117)           1,294
                                                 ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................          149,562
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ............................          188,778          317,782
CASH AND CASH EQUIVALENTS AT END                 --------         --------
  OF PERIOD ............................         $338,340         $213,189
                                                 --------         --------




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

          The unaudited consolidated financial statements for the six months and three months ended February 28, 1999 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1998 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1998 balances presented herein have been derived. The results of operations for the six months and three months ended February 28, 1999 are not necessarily indicative of the results of operations for the full year.

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

          The Company typically receives a portion of the fees derived from the licensing of syndicated television programming in the form of retained advertising time, which is sold to advertisers by King World Media Sales Inc., a wholly-owned subsidiary of the Company. Such revenues are recognized at the same time as the cash portion of the license fees derived from such programming is recognized, in amounts adjusted for expected ratings.

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

          The contribution of each program to the Company's total revenues are as follows:
                                                   Six Months
                                                     Ended
                                                   February 28,
                                              1999           1998
                                              ----           ----
THE OPRAH WINFREY SHOW                         37%            42%
----------------------
WHEEL OF FORTUNE                               19%            21%
----------------
JEOPARDY!                                      16%            18%
---------
HOLLYWOOD SQUARES(1)                            9%            --
-----------------
THE ROSEANNE SHOW(1)                            7%            --
-----------------
INSIDE EDITION                                  6%             7%
--------------

(1)  HOLLYWOOD SQUARES and THE ROSEANNE SHOW premiered in September 1998.


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

          The Company has entered into an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce The Roseanne Show, an hour-long talk show hosted by Roseanne and distributed by the Company in strip first-run syndication. The series premiered in September 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season.

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

Stockholders' equity

          Basic earnings per share has been computed using the weighted average shares of Common Stock outstanding of 71,267,000 and 73,478,000 for the three months ended February 28, 1999 and 1998, respectively, and 71,438,000 and 73,366,000 for the six months ended February 28, 1999 and 1998, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average shares of Common Stock outstanding of 74,455,000 and 77,171,000 for the three months ended February 28, 1999 and 1998, respectively, and 74,465,000 and 76,477,000 for the six months ended February 28, 1999 and 1998, respectively.

Comprehensive income

          In the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The components of comprehensive income include, but are not limited to, foreign currency translation adjustments and unrealized gains and losses on certain investment securities. The Company has no material items required to be reported in the presentation of comprehensive income.

(2) Proposed Merger with CBS Corporation

          The Company has entered into an Agreement and Plan of Merger, dated as of March 31, 1999 (the "Merger Agreement"), by and among the Company, CBS Corporation, a Pennsylvania corporation ("CBS"), and K Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CBS ("Merger Sub"),

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(2) Proposed Merger with CBS Corporation (continued)

pursuant to which (a) Merger Sub will be merged with and into the Company and the Company will become a wholly-owned subsidiary of CBS and (b) each outstanding share of the Company (other than shares owned by CBS or Merger Sub) will be converted into the right to receive .81 shares of common stock, par value $1.00 per share, of CBS. Concurrently with the execution of the Merger Agreement, Michael King, Roger King, Richard King and Diana King (the "Principal Stockholders" of the Company) entered into a Stockholders Agreement with CBS whereby the Principal Stockholders agreed, among other things, that, while the Merger Agreement was in effect, they would vote their shares of Common Stock, which represent approximately 18% of the total outstanding shares of Common Stock of the Company, in favor of the merger and against any alternative proposal that may be brought before the stockholders of the Company for a vote.

          The consummation of the merger is subject to certain conditions, including approval by the stockholders of the Company and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the Merger Agreement, the Company will prepare and file a proxy statement/prospectus to be mailed to stockholders in connection with calling a meeting of the stockholders of the Company to vote on the merger. The transaction is expected to close in mid-1999.

(3) Producer advances

          In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons. As of February 28, 1999, the entire $65 million advance associated with the 1998-1999 broadcast season had been recouped by the Company. None of the $65 million advance related to the 1999-2000 broadcast season was recouped as of February 28, 1999. As part of the most recent amendment to its agreement with Harpo, the Company paid an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season. Also, the Company agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(3) Producer Advances (continued)

be sufficient to enable the Company to recoup such advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

RESULTS OF OPERATIONS

Comparison of Six Months and Three Months Ended February 28, 1999 and 1998

Revenues

          Revenues for the first six months of fiscal 1999 increased by approximately 13% over revenues for the first six months of the prior fiscal year, primarily due to the introduction of HOLLYWOOD SQUARES, a strip first-run syndicated game show co-produced and distributed by the Company, and The Roseanne Show, a strip first-run syndicated talk show co-produced and distributed by the Company, each of which premiered in September 1998. The additional revenues generated by such programs were partially offset by the discontinuation of AMERICAN JOURNAL (which was cancelled following the 1997-1998 broadcast season) and, to a lesser extent, lower revenues from INSIDE EDITION, a strip first-run syndicated newsmagazine produced and distributed by the Company.

                  The Company's revenues for the three months ended February 28, 1999 increased by approximately 14% over revenues for the three months ended February 28, 1998, primarily due to the same factors discussed above with respect to the six month period.

          The principal components of the Company's revenues for the six months and three months ended February 28, 1999 and 1998 are as follows:

                                 Six Months Ended           Three Months Ended
                                    February 28,                February 28,
                                    -------------               ------------
                                1999           1998         1999          1998
                                ----           ----         ----          ----
THE OPRAH WINFREY SHOW           37%            42%          37%            42%
----------------------
WHEEL OF FORTUNE                 19%            21%          19%            21%
----------------
JEOPARDY!                        16%            18%          16%            18%
--------
HOLLYWOOD SQUARES (1)             9%             --           9%             --
-----------------
THE ROSEANNE SHOW (1)             7%             --           7%             --
-----------------
INSIDE EDITION                    6%             7%           6%             7%
--------------
AMERICAN JOURNAL (2)              --             4%           --             4%
----------------

(1)  HOLLYWOOD SQUARES and THE ROSEANNE SHOW premiered in September 1998.

(2) The production of AMERICAN JOURNAL was discontinued after the 1997-1998 broadcast season.

Producers' fees, programming and other direct operating costs

          Producers' fees, programming and other direct operating costs increased by approximately 10% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The increase was primarily attributable to the production and participation costs associated with HOLLYWOOD SQUARES and THE ROSEANNE SHOW, partially offset by a decrease in production costs due to the discontinuation of AMERICAN JOURNAL. For the three months ended February 28, 1999, producers' fees, programming and other direct operating costs increased by approximately 9% due primarily to the same factors as those discussed above for the six month period.

Selling, general and administrative expenses.

          The Company has entered into employment agreements with its Chairman of the Board, its Vice Chairman and Chief Executive Officer and certain other executive officers. Such agreements provide, among other things, for performance-based bonuses, including bonuses payable upon the introduction of new shows and bonuses which vary depending on the Company's net income and Common Stock price during pre-established measurement periods. As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first and second quarters of fiscal 1999, which include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first six months of fiscal 1999 increased by approximately 21% from the comparable period of fiscal 1998 as a result of advertising and promotion costs incurred in connection with the introduction of HOLLYWOOD SQUARES and THE ROSEANNE SHOW, and certain performance-based bonuses incurred in connection with the launch of these shows as described above. Such increase was partially offset by the elimination of marketing costs for AMERICAN JOURNAL. Selling, general and administrative expenses for the three months ended February 28, 1999 increased by 25% compared to the corresponding period of fiscal 1998, primarily due to the same factors as those discussed above for the six month period.

Net income and earnings per share

          Due to the factors discussed above, the Company's operating income for the six months and three months ended February 28, 1999 increased by approximately 17% and 21%, respectively, compared to the corresponding period of the prior year.

          Net income increased by approximately $13.1 million, or 19%, for the six months ended February 28, 1999 in comparison to the six months ended February 28, 1998, reflecting the increase in operating income and the realization, in the first quarter of fiscal 1999 of nonrecurring capital gains on the sale of various investment securities, partially offset by a slightly higher effective tax rate for the first six months of fiscal 1999, as compared to the same period of fiscal 1998. Basic earnings per share increased by 22% from $.93 per share in the first six months of fiscal 1998 to $1.13 per share in the first six months of the current fiscal year as a result of the increase in net income and a decrease in the number of shares outstanding resulting from the Company's ongoing stock repurchase program. Diluted earnings per share increased by 22% from $.89 per share in the first six months of the prior fiscal year to $1.09 in the first six months of fiscal 1999, due to the same factors as basic earnings per share. Absent the nonrecurring capital gains, basic and diluted earnings per share would have been $1.10 and $1.06, respectively, in the first six months of fiscal 1999.

          For the three months ended February 28, 1999, net income increased by 17%, compared to the same period of the prior year, from $33.6 million to $39.3 million; basic earnings per share increased by 20% from $.46 per share to $.55 per share; and diluted earnings per share increased by 20% from $.44 per share to $.53 per share, all for the same reasons discussed above for the six month period.

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

Year 2000

          The year 2000 ("Y2K") problem, which confronts the business community generally, is a result of computer programs that use two digits (rather than four) to define the applicable year. Information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system malfunctions and various systems failures. This problem may also be significant in non-IT systems (operating systems and equipment that rely on embedded chip systems). Also, as with other business enterprises, the Company must rely on the Y2K readiness of its customers' and vendors' IT and non-IT systems, the failure of which is beyond the Company's control.

          During fiscal 1997 the Company began to address the issues and concerns surrounding the Y2K problem. A task force, consisting of executive and operating personnel, was assembled to develop a Y2K compliance plan which included assessing the effectiveness of the Company's present information systems and identifying critical financial and operating systems that may be vulnerable to the Y2K problem. This task force was also responsible for understanding the Company's significant customers' and vendors' Y2K issues and for developing a contingency plan should the systems currently in place fail.

          The Company recently replaced the majority of its IT systems (software and hardware) as a result of the above systems review and modernization assessment. The Company has been testing, and will continue to test, such systems to obtain reasonable assurance of their Y2K compliance. To date, no significant system uncertainties related to the Y2K problem have been identified. The Company does not anticipate that the remaining third-party costs related to Y2K compliance by its IT systems and non-IT systems will be greater than $500,000. The Company plans to have all critical systems tested and compliant by the end of fiscal 1999.

          The Company is currently communicating with its significant customers and vendors to determine and assess their state of Y2K readiness, and anticipates continuing this process for the next several months. To date, no significant customers or vendors have informed the Company of the existence of a material Y2K issue that can be expected to affect the Company. The Company is placing great emphasis on understanding the Y2K compliance of its primary satellite distribution providers. Although the Company has received assurances that such satellite distribution providers are addressing the Y2K problem and anticipate being Y2K compliant, the Company is actively working on a contingency plan should such systems fail. This plan includes, but is not limited to, utilizing alternative vendors in the event of a Y2K-related problem with its primary satellite distribution providers. Based on its current plan, the Company believes it will have adequate time to prepare for such contingency measures if the need arises.

          The Company believes that it has adequately addressed the Y2K issues affecting its internal systems and believes that any material Y2K risks that the Company faces arise from its significant customers' and vendors' Y2K compliance. The inability of the Company or its significant customers and vendors to adequately address the Y2K problem on a timely basis could have a material adverse effect on the Company.

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

          The distribution of television programming is highly competitive and the Company may be obliged to offer, among other things, guarantees and cash advances to acquire, renew or extend distribution rights. Under the terms of the Company's agreement in effect through August 1998 with Harpo, Inc. ("Harpo"), the producer of THE OPRAH WINFREY SHOW, the Company was engaged as the exclusive distributor of THE OPRAH WINFREY SHOW through the 1999-2000 broadcast season. Such agreement was amended in September 1998 to provide for a commitment by Harpo and Ms. Winfrey to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons and to extend the engagement of King World as the exclusive distributor of the show for those seasons.

          Under the amended agreement, King World will continue to receive distribution fees based on a percentage of the gross revenues generated by the show. Such distribution fees are significantly less than those applicable to seasons through the 1999-2000 broadcast season, and, as a result, the contribution of THE OPRAH WINFREY SHOW to King World's net profits and cash flow will decline.

          In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons. As of February 28, 1999, the entire $65 million advance associated with the 1998-1999 broadcast season had been recouped by the Company. None of the $65 million related to the 1999-2000 broadcast season was recouped as of February 28, 1999. As part of the most recent amendment to its agreement with Harpo, the Company paid, an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season. Also, the Company agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

          The Company has entered into an Agreement and Plan of Merger, dated as of March 31, 1999 (the "Merger Agreement"), by and among the Company, CBS Corporation, a Pennsylvania corporation ("CBS"), and K Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CBS ("Merger Sub"), pursuant to which (a) Merger Sub will be merged with and into the Company and the Company will become a wholly-owned subsidiary of CBS and (b) each outstanding share of the Company (other than shares owned by CBS or Merger Sub) will be converted into the right to receive .81 shares of common stock, par value $1.00 per share, of CBS. Concurrently with the execution of the Merger Agreement, Michael King, Roger King, Richard King and Diana King (the "Principal Stockholders") entered into a Stockholders Agreement with CBS whereby the Principal Stockholders agreed, among other things, that, while the Merger Agreement was in effect, they would vote their shares of Common Stock, which represent approximately 18% of total outstanding shares of Common Stock of the Company, in favor of the merger and against any alternative proposal that may be brought before the stockholders of the Company for a vote.

          The consummation of the merger is subject to certain conditions, including approval by the stockholders of the Company and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the Merger Agreement, the Company will prepare and file a proxy statement/prospectus to be mailed to stockholders in connection with calling a meeting of the stockholders of the Company to vote on the merger. The transaction is expected to close in mid-1999.

          In April 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through April 4, 1999, 5,894,100 shares of Common Stock had been repurchased for aggregate consideration of approximately $139.7 million or approximately $23.70 per share. Purchases under the share repurchase program have been financed out of the Company's available cash and liquid investments. The Company is not permitted to repurchase shares of its Common Stock pursuant to the Merger Agreement with CBS.


PART II - OTHER INFORMATION

Item 5.  Other Information

          At the Company's 1999 annual meeting of stockholders, held on January 28, 1999, an aggregate 65,017,860 shares of Common Stock were present in person or by proxy. Votes cast for and against and abstentions for the matters submitted to a vote of security-holders were as follows:

          1. Election of Directors:

                                         For               Authority Withheld

         Diana King                   64,511,545                 506,315
         Joel Chaseman                64,511,917                 505,943
         Avram Miller                 64,511,659                 506,201

          2. Approval of the amendment to the Company's Restated Certificate of Incorporation to provide for the annual election of directors:

           For                      Against          Abstain

           57,801,535               46,223           102,648

          3. Resolution to approve the Company's 1998 Stock Option and Restricted Stock Purchase Plan:

          For                       Against          Abstain

          37,035,774                27,751,507       230,579

           4. Appointment of Arthur Andersen LLP as the Company's auditors for the current fiscal year:

          For                       Against          Abstain

          64,902,161                11,855           103,844

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

          3.1 Certificate of Amendment, dated February 24, 1999, to the Restated Certificate of Incorporation of the Company

          3.2 Restated By-laws of the Company, dated February 24, 1999

          10.1 Company's 1998 Stock Option and Restricted Stock Purchase Plan

          10.2 Second Amendment to Employment Agreement dated as of July 10, 1998, between the Company and Don Prijatel.

          10.3 Second Amendment to Employment Agreement, dated as of July 21, 1998, between the Company and Andrew Friendly.

          10.4 Sixth Amendment to Employment Agreement, dated as of July 22, 1998, between the Company and Stuart Stringfellow.

          10.5 Amendment to Employment Agreement, dated as of March 2, 1999, between the Company and Jonathan Birkhahn.

          27.1 Financial Data Schedule


(b)      Reports on Form 8-K.

          On April 1, 1999, the Company report on Form 8-K announcing its proposed merger with CBS Corporation.

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


April 13, 1999