Form 10-Q
period 1999-05-31
KING WORLD PRODUCTIONS INC
filed 1999-07-08
CIK 756764

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 1999

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



Registrant's telephone number, including area code: 310 826-1108

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, 71,244,985 shares outstanding as of July 1, 1999.

                  KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in thousands)


                                                     May 31,          August 31,
                                                      1999               1998
                                                   -----------        ----------
                                                   (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents....................  $  375,268        $  188,778
    Short-term investments.......................      31,841            88,016
    Accounts receivable (net of allowance
        for doubtful accounts of $3,014 and
        $3,301 at May 31, 1999 and August 31,
        1998, respectively)......................     102,052            75,423
    Producer advances and deferred costs.........      91,810            99,965
    Other current assets.........................       3,708             1,146
                                                   ----------        ----------
             Total current assets................     604,679           453,328
                                                   ----------        ----------

LONG-TERM INVESTMENTS, at cost,
        which approximates market value..........     387,616           470,715
                                                   ----------        ----------

FIXED ASSETS, at cost............................      35,640            31,353
  Less - accumulated depreciation
    and amortization.............................     (15,863)          (13,613)
                                                   ----------        ----------
                                                       19,777            17,740
                                                   ----------        ----------

PRODUCER ADVANCES AND OTHER ASSETS...............      94,221            81,815
                                                   ----------        ----------

                                                   $1,106,293        $1,023,598
                                                   ==========        ==========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                             (Dollars in thousands)




                                                        May 31,       August 31,
                                                         1999            1998
                                                      ----------      ----------
                                                      (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and
        accrued liabilities......................   $   12,565       $   15,913
    Payable to producers and others..............       91,670           96,118
    Income taxes payable.........................       38,473           30,356
                                                    ----------       ----------
                Total current liabilities........      142,708          142,387
                                                    ----------       ----------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
        5,000,000 shares authorized,
        none issued..............................           --               --
    Common stock, $.01 par value;
        150,000,000 shares authorized,
        89,493,185 shares and
        88,650,301 shares issued
        at May 31, 1999 and August 31,
        1998, respectively.......................          895              887
    Paid-in capital..............................      150,775          138,219
    Retained earnings............................    1,257,712        1,137,238
    Treasury stock, at cost; 18,253,194 and
        16,284,794 shares at May 31, 1999 and
        August 31, 1998, respectively..............   (445,797)        (395,133)
                                                    ----------       ----------
                                                       963,585          881,211
                                                    ----------       ----------

                                                    $1,106,293       $1,023,598
                                                    ==========       ==========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                          May 31,               May 31,
                                    ------------------     -----------------
                                     1999        1998        1999       1998
                                   --------    --------    --------   --------
                                  (Dollars in thousands except per share data)

REVENUES.......................    $192,737    $167,968    $584,487   $514,810
                                   --------    --------    --------   --------

EXPENSES:
  Producers' fees, programming
    and other direct
    operating costs............     118,249     106,510     357,002    324,439
  Selling, general and
    administrative expenses....      22,075      18,564      69,620     57,720
                                   --------    --------    --------   --------

                                    140,324     125,074     426,622    382,159
                                   --------    --------    --------   --------


    Income from operations.....      52,413      42,894     157,865    132,651

INVESTMENT INCOME..............       7,716       7,620      27,509     21,692
                                   --------    --------    --------   --------

    Income before provision
      for income taxes.........      60,129      50,514     185,374    154,343

PROVISION FOR INCOME TAXES.....      20,723      16,312      64,900     52,194
                                   --------    --------    --------   --------

    Net income.................    $ 39,406    $ 34,202    $120,474   $102,149
                                   ========    ========    ========   ========

BASIC EARNINGS PER SHARE.......    $    .56    $    .47    $   1.69   $   1.40
                                   ========    ========    ========   ========

DILUTED EARNINGS PER SHARE.....    $    .53    $    .45    $   1.62   $   1.34
                                   ========    ========    ========   ========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                         May 31,
                                                                 -----------------------
                                                                    1999          1998
                                                                 ---------     ---------

                                                                   (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................          $120,474      $102,149
     Items not affecting cash:
        Depreciation and amortization...................             2,250         1,364
     Change in assets and liabilities:
        Accounts receivable.............................           (26,629)       (6,688)
        Producer advances and
          deferred costs................................             2,405       (81,296)
        Accounts payable and accrued
          liabilities...................................            (3,347)       (1,334)
        Payable to producers and others.................            (4,448)        9,224
        Income taxes payable............................             8,117        (1,995)
        Other, net......................................            (9,219)       (2,049)
                                                                 ---------     ---------
   Net cash provided by operating
         activities.....................................            89,603        19,375
                                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of investments.....................           139,274       (87,769)
   Additions to fixed assets............................            (4,287)       (7,894)
                                                                 ---------     ---------
   Net cash provided by (used in) investing
     activities......................................              134,987       (95,663)
                                                                 ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...............            12,564         9,069
   Purchase of treasury stock...........................           (50,664)      (25,811)
                                                                 ---------     ---------
   Net cash used in
     financing activities...............................           (38,100)      (16,742)
                                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.....................................           186,490       (93,030)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD............................................           188,778       317,782
                                                                 ---------     ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD............................................          $375,268      $224,752
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

          The unaudited consolidated financial statements for the nine months and three months ended May 31, 1999 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the consolidated financial statements for the fiscal year ended August 31, 1998 and the footnotes related thereto included in the Company's Annual Report on Form 10-K from which the August 31, 1998 balances presented herein have been derived. The results of operations for the nine months and three months ended May 31, 1999 are not necessarily indicative of the results of operations for the full year.

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

PRINCIPAL PROPERTIES

          The Company's principal properties are licenses to distribute THE OPRAH WINFREY SHOW, WHEEL OF FORTUNE and JEOPARDY!. The Company co-produces and distributes HOLLYWOOD SQUARES, a first-run strip syndicated game show, and THE ROSEANNE SHOW, a first-run strip syndicated talk show. The Company also produces and distributes INSIDE EDITION, a first-run strip syndicated newsmagazine.

          The contribution of each program to the Company's total revenues are as follows:


                                       Nine Months
                                         Ended
                                         May 31,
                                  --------------------
                                     1999        1998
                                  ---------    -------

THE OPRAH WINFREY SHOW                38%         42%

WHEEL OF FORTUNE                      19%         21%

JEOPARDY!                             16%         18%

HOLLYWOOD SQUARES(1)                   9%         --

THE ROSEANNE SHOW(1)                   7%         --

INSIDE EDITION                         6%          7%

(1) HOLLYWOOD SQUARES and THE ROSEANNE SHOW premiered in September 1998.

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  Summary of significant accounting policies (continued)

          The Company distributes THE OPRAH WINFREY SHOW pursuant to an agreement with Harpo, Inc., the producer of the series ("Harpo"). Under the terms of the Company's agreement in effect through August 1998 with Harpo, King World was engaged as the exclusive distributor of THE OPRAH WINFREY SHOW through the 1999- 2000 broadcast season. Such agreement was amended in September 1998 to provide for Harpo and Ms. Winfrey to produce and host the show for the 2000-2001 and 2001-2002 broadcast seasons and to extend the engagement of King World as the exclusive distributor of the show for those seasons.

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

          In September 1997, the Company and Columbia TriStar Television announced their agreement to co-produce a new version of the game show HOLLYWOOD SQUARES, which is distributed by the Company in first-run strip syndication and premiered in September 1998.

          The Company has entered into an agreement with Full Moon & High Tide Productions, Inc., a company controlled by Roseanne, to co-produce THE ROSEANNE SHOW, an hour-long talk show hosted by Roseanne and distributed by the Company in first-run strip syndication. The series premiered in September 1998. Under the terms of the agreement, the Company will have the exclusive right to distribute the show through the 2003-2004 broadcast season.

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

STOCKHOLDERS' EQUITY

          Basic earnings per share has been computed using the weighted average shares of Common Stock outstanding of 70,913,978 and 72,921,000 for the three months ended May 31, 1999 and 1998, respectively, and 71,263,286 and 73,193,000 for the nine months ended May 31, 1999 and 1998, respectively. Diluted earnings per share, which includes the dilutive effect of the assumed exercise of vested and unvested stock options outstanding as of the end of each period reported, has been computed using the weighted average shares of Common Stock outstanding of 74,656,849 and 76,512,000 for the three months ended May 31, 1999 and 1998, respectively, and 74,402,961 and 76,458,000 for the nine months ended May 31, 1999 and 1998, respectively.

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

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(2)  Proposed Merger with CBS Corporation

          The Company has entered into an Agreement and Plan of Merger, dated as of March 31, 1999 (the "Merger Agreement"), by and among the Company, CBS Corporation, a Pennsylvania corporation ("CBS"), and K Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CBS ("Merger Sub"), pursuant to which (a) Merger Sub will be merged with and into the Company and the Company will become a wholly-owned subsidiary of CBS and (b) each outstanding share of the Company (other than shares owned by CBS or Merger Sub) will be converted into the right to receive .81 shares of common stock, par value $1.00 per share, of CBS. Concurrently with the execution of the Merger Agreement, Michael King, Roger King, Richard King and Diana King (the "Principal Stockholders" of the Company) entered into a Stockholders Agreement with CBS whereby the Principal Stockholders agreed, among other things, that, while the Merger Agreement was in effect, they would vote their shares of Common Stock, which represent approximately 19% of the total outstanding shares of Common Stock of the Company, in favor of the merger and against any alternative proposal that may be brought before the stockholders of the Company for a vote.

          The consummation of the merger is subject to certain conditions, including approval by the stockholders of the Company and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company was granted early termination of the waiting period in April 1999. Pursuant to the Merger Agreement, the Company will prepare and file a proxy statement/prospectus to be mailed to stockholders in connection with calling a meeting of the stockholders of the Company to vote on the merger. The transaction is expected to close in August 1999.

(3)  Producer advances

          In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons. As of May 31, 1999, the entire $65 million advance associated with the 1998-1999 broadcast season had been

                 KING WORLD PRODUCTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(3)  Producer advances (continued)

recouped by the Company. None of the $65 million advance related to the 1999-2000 broadcast season was recouped as of May 31, 1999. As part of the most recent amendment to its agreement with Harpo, the Company paid an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season. Also, the Company agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup such advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

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

RESULTS OF OPERATIONS

Comparison of Nine Months and Three Months Ended May 31, 1999 and 1998

REVENUES

          Revenues for the first nine months of fiscal 1999 increased by approximately 14% over revenues for the first nine months of the prior fiscal year, primarily due to the introduction of HOLLYWOOD SQUARES, a first-run strip syndicated game show co-produced and distributed by the Company, and THE ROSEANNE SHOW, a first-run strip syndicated talk show co-produced and distributed by the Company, each of which premiered in September 1998. The additional revenues generated by such programs were partially offset by the discontinuation of AMERICAN JOURNAL (which was canceled following the 1997-1998 broadcast season) and, to a lesser extent, lower revenues from INSIDE EDITION, a strip first-run syndicated newsmagazine produced and distributed by the Company.

          The Company's revenues for the three months ended May 31, 1999 increased by approximately 15% over revenues for the three months ended May 31, 1998, primarily due to the same factors discussed above with respect to the nine month period.

          The principal components of the Company's revenues for the nine months and three months ended May 31, 1999 and 1998 are as follows:

                                    Nine Months Ended       Three Months Ended
                                         May 31,                  May 31,
                                    -----------------       ------------------

                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
THE OPRAH WINFREY SHOW                38%         42%         38%         42%

WHEEL OF FORTUNE                      19%         21%         19%         21%

JEOPARDY!                             16%         18%         16%         18%

HOLLYWOOD SQUARES (1)                  9%          --         10%          --

THE ROSEANNE SHOW (1)                  7%          --          7%          --

INSIDE EDITION                         6%          7%          6%          7%

AMERICAN JOURNAL (2)                   --          4%          --          4%


[FN]
(1) HOLLYWOOD SQUARES and THE ROSEANNE SHOW premiered in September 1998.

[FN]
(2) The production of AMERICAN JOURNAL was discontinued after the 1997-1998 broadcast season.


PRODUCERS' FEES, PROGRAMMING AND OTHER DIRECT OPERATING COSTS

          Producers' fees, programming and other direct operating costs increased by approximately 10% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The increase was primarily attributable to the production and participation costs associated with HOLLYWOOD SQUARES and THE ROSEANNE SHOW, partially offset by a decrease in production costs due to the discontinuation of AMERICAN JOURNAL. For the three months ended May 31, 1999, producers' fees, programming and other direct operating costs increased by approximately 11% due primarily to the same factors as those discussed above for the nine month period.

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

As a result, the Company's compensation expense will increase if the Company introduces a new series in syndication, if the Company's net income increases or if the Company's Common Stock price exceeds the specified levels during the applicable measurement periods. The Company has recognized the impact of certain of these bonuses in its operating results for the first, second and third quarters of fiscal 1999, which include all amounts payable in accordance with the terms of such employment agreements.

          Selling, general and administrative expenses for the first nine months of fiscal 1999 increased by approximately 21% from the comparable period of fiscal 1998 as a result of advertising and promotion costs incurred in connection with the introduction of HOLLYWOOD SQUARES and THE ROSEANNE SHOW, and certain performance-based bonuses incurred in connection with the launch of these shows as described above. Such increase was partially offset by the elimination of marketing costs for AMERICAN JOURNAL. Selling, general and administrative expenses for the three months ended May 31, 1999 increased by 19% compared to the corresponding period of fiscal 1998, primarily due to the same factors as those discussed above for the nine month period.

NET INCOME AND EARNINGS PER SHARE

          Due to the factors discussed above, the Company's operating income for the nine months and three months ended May 31, 1999 increased by approximately 19% and 22%, respectively, compared to the corresponding period of the prior year.

          Net income increased by approximately $18.8 million, or 18%, for the nine months ended May 31, 1999 in comparison to the nine months ended May 31, 1998, reflecting the increase in operating income and the realization, in the first quarter of fiscal 1999, of non-recurring capital gains on the sale of various investment securities, partially offset by a slightly higher effective tax rate for the first nine months of fiscal 1999. Basic earnings per share increased by 21% from $1.40 per share in the first nine months of fiscal 1998 to $1.69 per share in the first nine months of the current fiscal year as a result of the increase in net income and a decrease in the number of shares outstanding resulting from the Company's stock repurchase program. Diluted earnings per share increased by 21% from $1.34 per share in the first nine months of the prior year to $1.62 in the first nine months of fiscal 1999, due to the same factors as basic earnings per share. Absent the non-recurring capital gains, basic and diluted earnings per share would have been $1.66 and $1.59, respectively, in the first nine months of fiscal 1999.

          For the three months ended May 31, 1999, net income increased by 15%, compared to the same period of the prior year, from $34.2 million to $39.4 million; basic earnings per share increased by 19% from $.47 per share to $.56 per share; and diluted earnings per share increased by 18% from $.45 per share to $.53 per share, all for the same reasons discussed above for the nine month period.

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

          The Company recently replaced the majority of its IT systems (software and hardware) as a result of the above systems review and modernization assessment. The Company has been testing, and will continue to test, such systems to obtain reasonable assurance of their Y2K compliance. To date, no significant system uncertainties related to the Y2K problem have been identified. The Company does not anticipate that the remaining third-party costs related to Y2K compliance by its IT systems and non-IT systems will be significant. The Company plans to have all critical systems tested and compliant by the end of fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital resources to fund development, production and promotion costs of independently produced programming, including, in some instances, advances to producers and talent, to produce its own programs and to acquire distribution rights to new programming. In acquiring distribution rights from independent producers, King World has tried to avoid making significant capital commitments to such producers until it has obtained broadcast commitments from a substantial number of television stations. As a result of this strategy and the success of its existing syndication properties, to date, King World has funded substantially all programming acquisition, development, production and promotion costs and advances from its operations. The Company is currently funding the development and production costs of THE MARTIN SHORT SHOW, an hour-long, first-run strip syndicated talk/variety show hosted by Martin Short. This series is scheduled to premiere in the Fall of 1999.

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

          In September 1997, the Company made advances to Harpo in the aggregate amount of $130 million against Harpo's guaranteed share of gross revenues for the 1998-1999 and 1999-2000 broadcast seasons. As of May 31, 1999, the entire $65 million advance associated with the 1998-1999 broadcast season had been recouped by the Company. None of the $65 million related to the 1999-2000 broadcast season was recouped as of May 31, 1999. As part of the most recent amendment to its agreement with Harpo, the Company paid an advance to Harpo of $75 million against Harpo's guaranteed share of gross revenues for the 2000-2001 broadcast season. Also, the Company agreed to pay, in June 2000, an additional $75 million against Harpo's guaranteed share of gross revenues for the 2001-2002 broadcast season. Based on the license agreements in place for such broadcast seasons, the Company believes that revenues from the series will be sufficient to enable the Company to recoup the advances for such seasons. All of the advances paid to Harpo are refundable to the Company by Harpo and Ms. Winfrey if King World terminates its agreement with Harpo due to Harpo's failure to deliver episodes of THE OPRAH WINFREY SHOW.

          The Company has entered into an Agreement and Plan of Merger, dated as of March 31, 1999 (the "Merger Agreement"), by and among the Company, CBS Corporation, a Pennsylvania corporation ("CBS"), and K Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CBS ("Merger Sub"), pursuant to which (a) Merger Sub will be merged with and into the Company and the Company will become a wholly-owned subsidiary of CBS and (b) each outstanding share of the Company (other than shares owned by CBS or Merger Sub) will be converted into the right to receive .81 shares of common stock, par value $1.00 per share, of CBS. Concurrently with the execution of the Merger Agreement, Michael King, Roger King, Richard King and Diana King (the "Principal Stockholders") entered into a Stockholders Agreement with CBS whereby the Principal Stockholders agreed, among other things, that, while the Merger Agreement was in effect, they would vote their shares of Common Stock, which represent approximately 19% of total outstanding shares of Common Stock of the Company, in favor of the merger and against any alternative proposal that may be brought before the stockholders of the Company for a vote.

          The consummation of the merger is subject to certain conditions, including approval by the stockholders of the Company and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company was granted early termination of the waiting period in April 1999. Pursuant to the Merger Agreement, the Company will prepare and file a proxy statement/prospectus to be mailed to stockholders in connection with calling a meeting of the stockholders of the Company to vote on the merger. The transaction is expected to close in August 1999.

          In April 1997, the Company announced that the Board of Directors had approved a program to repurchase up to 10,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. Through July 1, 1999, 5,894,100 shares of Common Stock had been repurchased under this program for aggregate consideration of approximately $139.7 million or approximately $23.70 per share. Purchases under the share repurchase program have been financed out of the Company's available cash and liquid investments. The Company is not permitted to repurchase shares of its Common Stock pursuant to the Merger Agreement with CBS.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27.1  Financial Data Schedule

(b)     Reports on Form 8-K

        On April 1, 1999, the Company filed a report on Form 8-K announcing its proposed merger with CBS Corporation.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KING WORLD PRODUCTIONS, INC.



                                          By:  /s/ Steven A. LoCascio
                                               -------------------------------
                                               Steven A. LoCascio
                                               Senior Vice President and
                                               Chief Financial Officer
                                               and on behalf of the Registrant

July 8, 1999